Form 10-Q
period 2014-06-30
GI DYNAMICS, INC.
filed 2014-08-14
CIK 1245791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-55195

GI DYNAMICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1621425
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

25 Hartwell Avenue Lexington, Massachusetts	02421
(Address of Principal Executive Offices)	(Zip Code)

(781) 357-3300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):    Yes  ☒    No  ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

As of July 31, 2014 there were 94,760,481 shares of common stock outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations, financial performance and condition as well as our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained in this Quarterly Report on Form 10-Q that are not of historical facts may be deemed to be forward-looking statements. The forward-looking statements are contained principally in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, but are not limited to, statements about:

•	our expectations with respect to regulatory submissions and approvals;

•	our expectations with respect to our clinical trials, including enrollment in our clinical trials;

•	our expectations with respect to our intellectual property position;

•	our ability to commercialize our products;

•	our ability to develop and commercialize new products; and

•	our estimates regarding our capital requirements and our need for additional financing.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” “aims,” “assumes,” “goal,” “intends,” “objective,” “potential,” “positioned,” “target,” “continue,” “seek” and similar expressions intended to identify forward-looking statements.

These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These forward-looking statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section (which incorporates by reference to our registration statement on Form 10 filed with the Securities and Exchange Commission, or the SEC), that could cause actual results or events to differ materially from the forward-looking statements that we make.

You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to our Form 10 completely and with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements speak only as at the date of this Quarterly Report on Form 10-Q. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this Quarterly Report on Form 10-Q.

GI DYNAMICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

References

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “GI Dynamics,” “the Company,” “we,” “us” and “our” refer to GI Dynamics, Inc. and its consolidated direct and indirect subsidiaries.

Currency

Unless indicated otherwise in this Quarterly Report on Form 10-Q, all references to “$”, “U.S.$” or “dollars” refer to United States dollars, the lawful currency of the United States of America. References to “A$” refer to Australian dollars, the lawful currency of the Commonwealth of Australia. References to “€” or “Euros” means Euros, the single currency of Participating Member States of the European Union.

Trademarks

EndoBarrier® and various company logos are the trademarks of the Company, in the United States and other countries. All other trademarks and trade names mentioned in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GI Dynamics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$71,667	$58,616
Accounts receivable, net	874	660
Inventory	7,438	7,271
Prepaid expenses and other current assets	1,185	1,288

Total current assets	81,164	67,835
Property and equipment, net	1,352	1,490

Total assets	$82,516	$69,325

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,539	$1,267
Accrued expenses	5,918	4,400
Deferred revenue	749	722
Current portion of long-term debt	19	58

Total current liabilities	8,225	6,447

Deferred rent	244	167
Warrants to purchase common stock	131	326

Commitments (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value – 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value – 130,000,000 shares authorized; 94,760,481 shares issued and outstanding at June 30, 2014 and 80,087,717 shares issued and outstanding at December 31, 2013	948	801
Class B common stock, $0.01 par value – 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Additional paid-in capital	246,670	213,305
Accumulated deficit	(173,702)	(151,721)

Total stockholders’ equity	73,916	62,385

Total liabilities and stockholders’ equity	$82,516	$69,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

GI Dynamics, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$840	$346	$1,746	$702
Cost of revenue	550	461	1,453	1,076

Gross profit (loss)	290	(115)	293	(374)

Operating expenses:
Research and development	7,516	3,463	12,860	6,688
Sales and marketing	3,074	2,705	5,562	5,165
General and administrative	2,341	2,274	4,606	5,085

Total operating expenses	12,931	8,442	23,028	16,938

Loss from operations	(12,641)	(8,557)	(22,735)	(17,312)

Other income (expense):
Interest income	124	68	176	147
Interest expense	—	(2)	(1)	(3)
Foreign exchange gain (loss)	224	(1,213)	427	(1,185)
Remeasurement of warrant liability	15	105	195	71

Other income (expense), net	363	(1,042)	797	(970)

Loss before income tax expense	(12,278)	(9,599)	(21,938)	(18,282)
Income tax expense	22	27	43	58

Net loss	$(12,300)	$(9,626)	$(21,981)	$(18,340)

Basic and diluted net loss per common share	$(0.14)	$(0.17)	$(0.26)	$(0.32)

Weighted-average number of common shares used in basic and diluted net loss per common share	89,218,869	57,465,947	85,114,659	57,424,164
Comprehensive loss	$(12,300)	$(9,626)	$(21,981)	$(18,340)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GI Dynamics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net loss	$(21,981)	$(18,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	320	175
Stock-based compensation expense	2,208	2,179
Remeasurement of warrant liability	(195)	(71)
Changes in operating assets and liabilities:
Accounts receivable	(214)	(259)
Prepaid expenses and other current assets	103	(43)
Inventory	(167)	(2,188)
Accounts payable	272	1,777
Accrued expenses	1,468	(2,247)
Deferred revenue	27	257
Deferred rent	127	17

Net cash used in operating activities	(18,032)	(18,743)

Investing activities
Purchases of property and equipment	(182)	(357)

Net cash used in investing activities	(182)	(357)

Financing activities
Proceeds from exercise of stock options	522	36
Net proceeds from issuance of common stock	30,782	—
Payments on long-term debt	(39)	(31)

Net cash provided by financing activities	31,265	5

Net increase (decrease) in cash and cash equivalents	13,051	(19,095)
Cash and cash equivalents at beginning of period	58,616	41,481

Cash and cash equivalents at end of period	$71,667	$22,386

Supplemental cash flow disclosures
Cash paid for interest	$1	$3
Income taxes paid	$24	$55

The accompanying notes are an integral part of these condensed consolidated financial statements.

GI Dynamics, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Nature of Business

GI Dynamics, Inc. (the “Company”) was incorporated on March 24, 2003, as a Delaware corporation, with operations based in Lexington, Massachusetts. The Company designs, develops, and markets medical devices for non-surgical approaches to treating type 2 diabetes and obesity. Since incorporation, the Company has devoted substantially all of its efforts to product commercialization, research and development, business planning, recruiting management and technical staff, acquiring operating assets, and raising capital. The Company began commercial sales of its product in 2011 and currently operates in one reportable business segment which designs, manufactures and markets medical devices.

The Company is subject to a number of risks similar to other medical device companies, including, but not limited to, market acceptance of the Company’s products, development by its competitors of new technological innovations, safety and efficacy of the products in clinical trials, the regulatory approval process governing medical devices, raising additional capital and protection of proprietary technology.

The Company has incurred operating losses since inception and at June 30, 2014, had an accumulated deficit of approximately $173.7 million. At June 30, 2014, the Company had approximately $71.7 million in cash and cash equivalents, which it believes is sufficient to fund its operations through at least June 30, 2015. In September 2011, the Company completed its initial public offering (“IPO”) of common stock in the form of CHESS Depositary Interests (“CDIs”) in Australia. As a result of the IPO and simultaneous private placement in the U.S., the Company raised a total of approximately $72.5 million in net proceeds. The gross proceeds from the IPO were used to repay the Company’s Convertible Term Promissory Notes. Additionally, in July and August 2013, the Company sold CDIs on the Australian Securities Exchange (“ASX”) through a private placement and Share Purchase Plan (“SPP”), which raised a total of approximately $52.5 million in net proceeds.

In May 2014, the Company sold 65,951,265 CDIs (equivalent to 13,190,253 shares of common stock) at an issue price of A$0.52 per CDI in a private placement in which it raised approximately $30.8 million, net of expenses. The Company intends to use these proceeds to fund its U.S. pivotal trial, to continue to expand its commercialization efforts for its products and for general working capital purposes.

2. Summary of Significant Accounting Policies and Basis of Presentation

The accompanying condensed consolidated financial statements and the related disclosures as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 are unaudited and have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s registration statement on Form 10 (“Form 10”). The December 31, 2013 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP for complete financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position as of June 30, 2014, results of its operations for the three and six months ended June 30, 2014 and 2013 and its cash flows for the six months ended June 30, 2014 and 2013. The interim results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The Company’s significant accounting policies are as described in Note 2, Summary of Significant Accounting Policies, in the Company’s Form 10.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of GI Dynamics, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation.

GI Dynamics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

2. Summary of Significant Accounting Policies and Basis of Presentation (continued)

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company’s management evaluates its estimates, including those related to revenue recognition, inventory valuation and related reserves, impairment of long-lived assets, income taxes including the valuation allowance for deferred tax assets, research and development, contingencies and stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

Subsequent Events

The Company evaluates events occurring after the date of its condensed consolidated balance sheet for potential recognition or disclosure in its condensed consolidated financial statements. There have been no subsequent events that have occurred through the date the Company issued its condensed consolidated financial statements that require disclosure in or adjustment to its condensed consolidated financial statements.

Reclassifications

Certain reclassifications related to the presentation of income tax expense in the condensed consolidated statements of comprehensive loss have been made to prior year amounts to conform with current year presentation. In prior years, income tax expense was included in operating expenses as the amounts were not material.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the effect of recently issued standards that are not yet effective will not have a material effect on its consolidated financial position or results of operations upon adoption.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 will be effective for the Company for reporting periods beginning after December 15, 2016. Early adoption is not permitted. Management is currently evaluating the impact of the pending adoption of ASU 2014-09 on the Company’s consolidated financial statements.

GI Dynamics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

3. Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Potential common stock equivalents are determined using the treasury stock method. For diluted net loss per share purposes, the Company excludes stock options and other stock-based awards whose effect would be anti-dilutive from the calculation. During each of the three and six months ended June 30, 2014 and 2013, common stock equivalents were excluded from the calculation of diluted net loss per common share, as their effect was anti-dilutive due to the net loss incurred. The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding as of June 30, 2014 and 2013, as they would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Warrants to purchase common stock	500,000	500,000	500,000	500,000
Options to purchase common stock and other stock-based awards	10,272,375	9,365,970	10,272,375	9,365,970

	10,772,375	9,865,970	10,772,375	9,865,970

4. Common Stock Warrants

In connection with the Company’s IPO in September 2011, the Company issued warrants in an aggregate amount of 500,000 shares of common stock at an exercise price of A$5.50 per share to the lead manager of the IPO and certain other investors. The warrants will expire on the fifth anniversary of their date of grant. The warrants may be converted on a cashless basis at the option of the holder. The Company has reserved 500,000 shares of common stock related to these warrants.

The Company accounts for the warrants under ASC 815, Derivatives and Hedging (“ASC 815”). In accordance with the guidance included in ASC 815, because the Company’s functional currency is the U.S. dollar and the exercise price of the warrants is in Australian dollars, the Company is exposed to currency exchange risk related to the warrants. As a result, the warrants are not considered indexed to the Company’s own stock, and therefore, the warrants are classified as a liability and the fair value of the warrants must be remeasured at each reporting period. At the time the warrants were issued, the Company estimated the fair value of the warrants using the Black-Scholes option pricing model. The Company remeasured the fair value of the warrants at each reporting period using current assumptions and current foreign exchange rates, with changes in value recorded as other income or expense (Note 5).

5. Fair Value of Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, requiring the Company to develop its own assumptions for the asset or liability.

GI Dynamics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

5. Fair Value of Financial Instruments (continued)

The following tables present the assets and liabilities the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$51,672	$51,672	$—	$—
Certificate of deposit (included in cash and cash equivalents)	10,398	—	10,398	—

Total assets	$62,070	$51,672	$10,398	$—

Liabilities
Warrants to purchase common stock	$131	$—	$—	$131

Total liabilities	$131	$—	$—	$131

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$45,560	$45,560	$—	$—

Total assets	$45,560	$45,560	$—	$—

Liabilities
Warrants to purchase common stock	$326	$—	$—	$326

Total liabilities	$326	$—	$—	$326

The Company has a certificate of deposit that is recorded at cost, which approximates fair value.

GI Dynamics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

5. Fair Value of Financial Instruments (continued)

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the common stock warrants at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014	December 31, 2013
Exercise price (A$5.50 at current exchange rate)	$5.18	$4.92
Fair value of common stock	$2.73	$3.36
Expected volatility	47.9%	48.7%
Expected term (in years)	2.2	2.7
Risk-free interest rate	0.5%	0.7%
Expected dividend yield	—%	—%

The following table is a rollforward of the fair value the warrants, where fair value is determined by Level 3 inputs (in thousands):

Balance at December 31, 2013	326
Decrease in fair value of warrants upon remeasurement included in other income (expense)	(195)

Balance at June 30, 2014	$131

Cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses at June 30, 2014 and December 31, 2013 are carried at amounts that approximate fair value due to their short-term maturities and highly liquid nature of these instruments.

6. Accounts Receivable and Related Valuation Account

The Company grants credit to customers in the normal course of business but generally does not require collateral or any other security to support its receivables. The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices not individually reviewed. The Company believes that credit risks associated with these customers are not significant. To date, the Company has not had any write-offs of bad debt, and as such, the Company does not have an allowance for doubtful accounts as of June 30, 2014 and December 31, 2013.

In certain circumstances the Company allows customers to return defective or nonconforming products for credit or replacement products. Defective or nonconforming products typically include those products that resulted in an unsuccessful implant procedure. The Company records an estimate for product returns based upon historical trends. The associated reserve for product returns is included in the Company’s accounts receivable.

The following table shows the components of the Company’s accounts receivable at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Accounts receivable	$932	$688
Less: allowance for sales returns	(58)	(28)

	$874	$660

GI Dynamics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

7. Inventory

The Company states inventory at the lower of first-in, first-out cost or market. The Company records a provision for excess, expired, and obsolete inventory based primarily on estimates of forecasted revenues. A significant change in the timing or level of demand for products as compared to forecasted amounts may result in recording additional provisions for excess, expired, and obsolete inventory in the future. When capitalizing inventory, the Company considers factors such as status of regulatory approval, alternative use of inventory, and anticipated commercial use of the product.

Inventory at June 30, 2014 and December 31, 2013 was as follows (in thousands):

	June 30, 2014	December 31, 2013
Finished goods	$1,237	$1,010
Work-in-process	1,453	1,208
Raw materials	4,748	5,053

	$7,438	$7,271

8. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Laboratory equipment	$387	$387
Computer equipment and software	1,119	1,032
Office furniture and equipment	290	270
Construction in process	171	95
Leasehold improvements	921	921

	2,888	2,705
Less accumulated depreciation and amortization	(1,536)	(1,215)

	$1,352	$1,490

Depreciation and amortization expense of property and equipment was approximately $0.1 million and $0.1 million for the three months ended June 30, 2014 and 2013, respectively. Depreciation and amortization expense of property and equipment was approximately $0.3 million and $0.2 million for the six months ended June 30, 2014 and 2013, respectively.

GI Dynamics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

9. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Clinical trials	$2,818	$1,526
Payroll and related liabilities	1,642	1,576
Professional fees	596	630
Deferred rent, current portion	141	91
Other	721	577

	$5,918	$4,400

Included in payroll and related liabilities is approximately $0.3 million associated with the termination of our chief commercial officer which will be paid out through September 2015.

10. Commitments and Contingencies

Lease Commitments

In June 2013, the Company entered into a noncancelable agreement to sublease 33,339 square feet of office and laboratory space in Lexington, Massachusetts. The sublease commenced in June 2013 and expires in December 2016, subject to earlier termination under certain conditions. Base rent during the initial rent period is approximately $0.6 million per year and increases annually by approximately $17,000. The space was delivered to the Company in June 2013 and rent payments commenced in May 2014. The rent expense, inclusive of the escalating rent payments and free rent period, is recognized on a straight-line basis over the term of the sublease agreement. In accordance with the terms of the sublease agreement, the Company maintains an unsecured letter of credit of approximately $0.2 million securing its obligations under the sublease agreement.

In March 2012, the Company’s subsidiary, GID Germany GmbH, entered into a noncancelable operating lease for office space in Dusseldorf, Germany. The lease was renewed in September 2013 and was extended through April 2015 and is subject to earlier termination based on certain terms and conditions. The lease will extend automatically for successive twelve-month periods until terminated. The rent expense, inclusive of the free rent periods, is recognized on a straight-line basis over the term of the current lease agreement.

In July 2013, the Company’s subsidiary, GI Dynamics Australia Pty Ltd, entered into a noncancelable operating lease for office space in Baulkham Hills, Australia. The initial term of the lease was for twelve months, expiring in July 2014, subject to earlier termination under certain conditions. The Company exercised its option to renew the lease for an additional 12 months and, subject to entering into a lease amendment, extended the lease through July 2015.

Rent expense on noncancelable operating leases was approximately $0.1 million for each of the three months ended June 30, 2014 and 2013. Rent expense on noncancelable operating leases was approximately $0.3 million and $0.2 million for the six months ended June 30, 2014 and 2013, respectively.

GI Dynamics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

10. Commitments (continued)

Future minimum lease payments under noncancelable operating leases at June 30, 2014, are as follows (in thousands):

Year Ending December 31,
2014	$320
2015	619
2016	611

Total	$1,550

Litigation

From time to time, the Company is involved in various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these ongoing legal matters, individually and in aggregate, will have a material adverse effect on the Company’s financial position.

Guarantees

The Company has identified the guarantees described below as disclosable, in accordance with ASC 460, Guarantees.

As permitted under Delaware law, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make is unlimited; however, the Company has directors’ and officers’ insurance coverage that should limit its exposure and enable it to recover a portion of any future amounts paid.

The Company is a party to a number of agreements entered into in the ordinary course of business that contain typical provisions that obligate the Company to indemnify the other parties to such agreements upon the occurrence of certain events. Such indemnification obligations are usually in effect from the date of execution of the applicable agreement for a period equal to the applicable statute of limitations. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain.

The Company leases office space under non-cancelable operating leases. The Company has a standard indemnification arrangement under the leases that require it to indemnify its landlords against all costs, expenses, fines, suits, claims, demands, liabilities, and actions directly resulting from any breach, violation or nonperformance of any covenant or condition of the Company’s leases. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain.

As of June 30, 2014 and December 31, 2013, the Company had not experienced any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible. As a result, the Company has not established any related reserves.

GI Dynamics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

11. Stock Plans

The Company has two stock-based compensation plans under which stock options, restricted and unrestricted stock awards, restricted stock units, and other share-based awards are available for grant to employees, directors and consultants of the Company. At June 30, 2014, there were 5,860,326 shares available for future grant under all of the plans.

Stock-Based Compensation

In calculating stock-based compensation costs, the Company estimated the fair value of stock options using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived, exchange-traded options that have no vesting restrictions and are fully transferable. The Company estimates the number of awards that will be forfeited in calculating compensation costs. Such costs are then recognized over the requisite service period of the awards on a straight-line basis.

Determining the fair value of stock-based awards using the Black-Scholes option-pricing model requires the use of highly subjective assumptions, including the expected term of the award and expected stock price volatility. The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option-pricing model were as follows for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expected volatility	62.0%	64.9%	62.8%	64.9%
Expected term (in years)	6.05	6.05	6.05	6.05
Risk-free interest rate	1.9%	1.1%	2.0%	1.1%
Expected dividend yield	—%	—%	—%	—%

Stock-based compensation is reflected in the condensed consolidated statements of comprehensive loss as follows for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenue	$32	$17	$60	$46
Research and development	333	181	640	363
Sales and marketing	413	381	826	737
General and administrative	368	334	682	1,033

	$1,146	$913	$2,208	$2,179

GI Dynamics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

11. Stock Plans (continued)

Stock Options

The following table summarizes share-based activity under the Company’s stock option plans:

	Shares of Common Stock Attributable to Options	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2013	9,634,547	$2.59	6.66	$13,319
Granted	2,274,811	$3.58
Exercised	(1,482,511)	$0.35
Cancelled	(300,811)	$3.72

Outstanding at June 30, 2014	10,126,036	$3.10	7.35	$6,810

Vested or expected to vest at June 30, 2014	9,890,736	$3.09	7.32	$6,787

Exercisable at June 30, 2014	5,405,622	$2.46	6.17	$6,361

As of June 30, 2014, there was approximately $9.0 million of unrecognized stock-based compensation, net of estimated forfeitures, related to unvested stock option grants under the plans, which is expected to be recognized over a weighted-average period of 2.6 years. The total unrecognized stock-based compensation cost will be adjusted for future changes in estimated forfeitures. The Company also has unrecognized stock-based compensation expense of approximately $0.5 million, net of estimated forfeitures, related to stock options with performance-based vesting criteria that are not considered probable of achievement as of June 30, 2014; therefore the Company has not yet begun to recognize the expense on these awards.

The weighted-average grant date fair value of options granted during the three months ended June 30, 2014 and 2013 was $1.33 and $1.74, respectively, and $2.04 and $1.80 for the six months ended June 30, 2014 and 2013, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2014 and 2013 was approximately $0.2 million and $3,000, respectively, and approximately $4.3 million and $0.3 million for the six months ended June 30, 2014 and 2013, respectively. The intrinsic value represents the difference between the fair value of the Company’s common stock on the date of exercise and the exercise price of the stock option. Cash received from option exercises during the three months ended June 30, 2014 and 2013 was approximately $37,200 and $1,000, respectively, and approximately $0.5 million and $36,000 for the six months ended June 30, 2014 and 2013, respectively. No tax benefits were realized from options and other stock-based payment arrangements during these periods.

GI Dynamics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

11. Stock Plans (continued)

Restricted Stock Units

In the six months ended June 30, 2014, the Company awarded a total of 146,339 restricted stock units (“RSUs”) to employees of the Company. The RSUs vest in equal parts upon the achievement of a product revenue milestone and a regulatory milestone. There is no consideration payable on the vesting of RSUs issued under the plans. Upon vesting, the RSUs are exercised automatically and settled in shares of the Company’s common stock.

The following table summarizes information related to the RSUs and activity in the six months ended June 30, 2014:

	Number of Units	Weighted- Average Contractual Life	Aggregate Intrinsic Value
		(in years)	(in thousands)
Outstanding at December 31, 2013	—	—	$—
Granted	146,339
Vested/Exercised	—
Cancelled	—

Outstanding at June 30, 2014	146,339	3.07	$400

The aggregate intrinsic value at June 30, 2014 noted in the table above represents the closing price of the Company’s common stock multiplied by the number of RSUs outstanding.

The fair value of each RSU award equals the closing price of the Company’s common stock on the date of grant. The weighted average grant date fair value per share of RSUs granted in the six months ended June 30, 2014 was $3.78.

As of June 30, 2014, there was approximately $0.2 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested RSU awards. This expense is expected to be recognized over a weighted average period of 0.7 years. The Company also has unrecognized stock-based compensation expense of approximately $0.3 million, net of estimated forfeitures, related to RSUs with performance-based vesting criteria that are not considered probable of achievement as of June 30, 2014; therefore the Company has not yet begun to recognize the expense on these awards.

12. Segment Reporting

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company’s chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company has one reportable segment which designs, develops, manufactures and markets medical devices for non-surgical approaches to treating type 2 diabetes and obesity.

Geographic Reporting

All the Company’s revenue is attributable to customers outside the U.S. The Company is dependent on favorable economic and regulatory environments for its products. Products are sold to customers located in Europe, the Middle East, Australia and South America and sales are attributed to a country or region based on the location of the customer to whom the products are sold.

Long-lived assets at June 30, 2014 of approximately $1.4 million are primarily held in the U.S. Total long-lived assets held outside of the U.S. represent less than 1% of total long-lived assets.

GI Dynamics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

12. Segment Reporting (continued)

Product sales by geographic location for the three and six months ended June 30, 2014 and 2013 are listed in the table below (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Germany	$303	$149	$492	$232
Netherlands	89	*	201	*
Other Europe	135	58	355	157
Middle East	20	21	228	21
Chile	134	55	221	157
Australia	159	63	249	135

Total Revenue	$840	$346	$1,746	$702

*	Revenue associated with the individual country is less than 10% of total revenue for the period.

Major Customers

In the three months ended June 30, 2014, one distributor accounted for approximately 16% of the Company’s revenue and one health care provider accounted for approximately 11% of the Company’s revenue. In the three months ended June 30, 2013, one distributor accounted for approximately 16% of the Company’s revenue and one health care provider accounted for approximately 10% of the Company’s revenue. No other customer accounted for greater than 10% of the Company’s revenue during the first three months of 2014 or 2013.

In the six months ended June 30, 2014, one distributor accounted for approximately 13% of the Company’s revenue and one health care provider accounted for approximately 12% of the Company’s revenue. In the six months ended June 30, 2013, one distributor accounted for approximately 22% of the Company’s revenue and one health care provider accounted for approximately 12% of the Company’s revenue. No other customer accounted for greater than 10% of the Company’s revenue during the first six months of 2014 or 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2013 included in our registration statement on Form 10, or our Form 10. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in Item 1A of our Form 10 which are incorporated herein by reference, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a medical device company headquartered in Lexington, Massachusetts, that focuses on the development and commercialization of effective, non-surgical approaches for the treatment of type 2 diabetes and obesity. We have commercially launched our lead product, the EndoBarrier®, which is now being sold in select markets in Europe and South America, as well as Australia and Israel. In countries where reimbursement is required for broad-based use, we are endeavoring to secure such reimbursement. In other countries where patients are more accustomed to paying for all or a majority of health care expenses, we are growing such markets or pursuing regulatory approvals.

Currently, we are focused on the commercial rollout of the EndoBarrier in selected countries in Europe and South America, as well as in Australia and Israel. Consistent with executing our commercial strategy during 2014, we expect to continue to drive broad-based market awareness among patients and physicians in our commercial geographies, continue to support increasing adoption of EndoBarrier Therapy at existing medical centers, and train doctors in new medical centers. To achieve broad-based clinical acceptance and commercial uptake, reimbursement coverage by health care insurers will be required in many markets.

In certain geographies where reimbursement is necessary for clinical acceptance and commercial uptake, such as in Europe, we are already receiving partial reimbursement in certain markets at a local or national level, but we have not yet achieved full or national reimbursement in any market.

In self-pay markets where we have regulatory approval, we are currently focusing on expanding both the product use per center and the number of centers. We are also seeking regulatory approval in other countries that we believe will have a large self-pay population, such as Brazil and India.

In the U.S., we have received approval from the U.S. Food and Drug Administration, or FDA, to commence our pivotal trial, which we began in 2013. The multi-center, randomized, double-blinded study will enroll 500 patients with uncontrolled type 2 diabetes and obesity at as many as 25 sites in the U.S. The primary endpoint is improvement in diabetes control as measured by HbA1c levels. As of June 30, 2014, 22 of a possible 25 clinical sites across the U.S. have initiated patient recruitment and a total of 168 patients have been enrolled in the study. During the three and six months ended June 30, 2014, 69 and 100 new patients were enrolled, respectively. Following completion of the trial, we intend to submit our results to the FDA seeking regulatory approval for commercial sale in the U.S.

For financial reporting purposes, we have one reportable segment which designs, manufactures and markets medical devices for the treatment of type 2 diabetes and/or obesity.

To date, we have devoted substantially all of our efforts to product commercialization, research and development, business planning, recruiting management and technical staff, acquiring operating assets, and raising capital. We have incurred significant operating losses since our inception in 2003. As of June 30, 2014, we had an accumulated deficit of approximately $173.7 million. We expect to incur net losses for the foreseeable future as we continue our clinical trials, continue research and development into product improvements and next generation products, enhance our infrastructure and expand commercial markets.

We have raised approximately $231.9 million through sales of our equity, which primarily consisted of approximately $76.1 million through the sale of convertible preferred stock to a number of U.S. venture capital firms, two global medical device manufacturers and individuals, approximately $72.5 million raised in September 2011 in our initial public offering, or IPO, in Australia and simultaneous private placement of CHESS Depositary Interests, or CDIs, to accredited investors in the U.S., approximately $52.5 million raised in an offering of our CDIs to sophisticated, professional and accredited investors in Australia, the U.S. and certain other jurisdictions in July and August 2013, and approximately $30.8 million raised in an offering of our CDIs to sophisticated, professional and accredited investors in Australia, Hong Kong, the United Kingdom and certain other jurisdictions in May 2014. In connection with the IPO, all of our existing shares of preferred stock were converted into common stock.

In June 2011, we issued Convertible Term Promissory Notes to several of our shareholders totaling $6.0 million, which were repaid concurrent with the closing of our IPO using the associated gross proceeds.

Our corporate headquarters and manufacturing facility are located in Lexington, Massachusetts.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the U.S. The preparation of these financial statements requires us to make certain estimates and assumptions that may affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reported periods and related disclosures. These estimates and assumptions, including those related to revenue recognition, inventory valuation, impairment of long-lived assets, income taxes including the valuation allowance for deferred tax assets, research and development and stock-based compensation are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on our historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions.

During the three and six months ended June 30, 2014, there were no material changes to our critical accounting policies as reported in our Form 10.

Results of Operations

The following is a description of significant components of our operations, including significant trends and uncertainties that we believe are important to an understanding of our business and results of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$840	$346	$1,746	$702
Cost of revenue	550	461	1,453	1,076

Gross profit (loss)	290	(115)	293	(374)

Operating expenses:
Research and development	7,516	3,463	12,860	6,688
Sales and marketing	3,074	2,705	5,562	5,165
General and administrative	2,341	2,274	4,606	5,085

Total operating expenses	12,931	8,442	23,028	16,938

Loss from operations	(12,641)	(8,557)	(22,735)	(17,312)

Other income (expense):
Interest income	124	68	176	147
Interest expense	—	(2)	(1)	(3)
Foreign exchange gain (loss)	224	(1,213)	427	(1,185)
Remeasurement of warrant liability	15	105	195	71

Other income (expense), net	363	(1,042)	797	(970)

Loss before income tax expense	(12,278)	(9,599)	(21,938)	(18,282)
Income tax expense	22	27	43	58

Net loss	$(12,300)	$(9,626)	$(21,981)	$(18,340)

Three and Six Months Ended June 30, 2014 Compared to Three and Six Months Ended June 30, 2013

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)				(dollars in thousands)
Revenue	$840	$346	$494	142.8%	$1,746	$702	$1,044	148.7%
Cost of revenue	550	461	89	19.3%	1,453	1,076	377	35.0%

Gross profit (loss)	$290	$(115)	$405	352.2%	$293	$(374)	$667	178.3%

Revenue. The increase in revenue of approximately $0.5 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was primarily due to increases in sales in Europe, South America and Australia of approximately 154%, 146% and 153%, respectively, in those markets, partially offset by a decrease of approximately 4% in sales in the Middle East. In each of these markets, the increase in sales was the result of increased unit volume.

The increase in revenue of approximately $1.0 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily due to increases in sales in Europe, South America, Australia and the Middle East of approximately 170%, 40%, 85% and 972%, respectively, in those markets. In each of these markets, the increase in sales was the result of increased unit volume.

Cost of Revenue. The increase in cost of revenue was approximately $0.1 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase in cost of revenue was approximately $0.4 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increases during both periods were primarily related to the increase in sales during the corresponding period.

The increase in the gross profit for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, as well as for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, was the result of improved utilization of our manufacturing infrastructure as we increased production volume to meet increased sales and clinical trial requirements. We expect that our gross margin will vary, and may vary significantly, quarter to quarter due to our current stage of commercial development. Specifically, factors such as changes in volume of inventory production, utilization of our manufacturing capacity, changes in our manufacturing spending, and overall economies of scale as revenues increase. Although we experienced a gross profit in the three months ended June 30, 2014, we may experience a gross loss in future periods based upon these changes.

Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)				(dollars in thousands)
Research and development expense	$7,516	$3,463	$4,053	117.0%	$12,860	$6,688	$6,172	92.3%
Sales and marketing expense	3,074	2,705	369	13.6%	5,562	5,165	397	7.7%
General and administrative expense	2,341	2,274	67	2.9%	4,606	5,085	(479)	(9.4)%

Total operating expenses	$12,931	$8,442	$4,489	53.2%	$23,028	$16,938	$6,090	36.0%

Research and Development Expense. The increase in research and development expense of approximately $4.1 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was primarily due to an increase of approximately $2.8 million in clinical trial expenses, primarily third-party expenses related to our U.S. pivotal trial, such as those relating to our clinical research organization and to our clinical sites as we continue enrolling patients, and an increase of approximately $0.4 million in compensation and other employee related costs related to new hires made during 2014 to support our research and development efforts and an increase of approximately $0.5 million in consulting expenses.

The increase in research and development expense of approximately $6.2 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily due to an increase of approximately $3.9 million in clinical trial related expenses, primarily third-party expenses related to our U.S. pivotal trial, such as those relating to our clinical research organization and to our clinical sites as we continue enrolling patients, and an increase of approximately $0.9 million in compensation and other employee related costs related to new hires made during 2013 and 2014 to support our research and development efforts, and an increase of approximately $0.7 million in consulting expenses.

Sales and Marketing Expense. The increase in sales and marketing expense was approximately $0.4 million for both the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013. The increases in both periods were primarily the result of expenses associated with the termination of our chief commercial officer. Marketing related activities to support our commercialization efforts remained consistent between years in both periods.

General and Administrative Expense. The increase in general and administrative expense of approximately $67,000 for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was primarily due to an increase in compensation and other employee related costs resulting from new hires we made during 2014.

The decrease in general and administrative expense of approximately $0.5 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily due to a decrease in legal fees primarily associated with the successful settlement of our lawsuit with W. L. Gore & Associates, Inc. in January 2013 and a non-recurring stock-based compensation charge incurred in the first quarter of 2013.

Other Income (Expense), Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)				(dollars in thousands)
Other income (expense):
Interest income	$124	$68	$56	82.4%	$176	$147	$29	19.7%
Interest expense	—	(2)	2	100.0%	(1)	(3)	2	66.7%
Foreign exchange gain (loss)	224	(1,213)	1,437	118.5%	427	(1,185)	1,612	136.0%
Remeasurement of warrant liability	15	105	(90)	(85.7)%	195	71	124	174.6%

Total other income (expense), net	$363	$(1,042)	$1,405	134.8%	$797	$(970)	$1,767	182.2%

Interest Income. The increase in interest income was approximately $56,000 for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase in interest income was approximately $29,000 for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increases during both periods were due to higher average cash and cash equivalents balances, partially offset by lower average interest rates.

Interest Expense. Interest expense decreased by approximately $2,000 during both the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013. The decreases during both periods resulted from lower outstanding balances on our credit facility related to our enterprise resource planning system.

Foreign Exchange Gain (Loss). The increase in foreign exchange gain was approximately $1.4 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase in foreign exchange gain was approximately $1.6 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increases were primarily the result of the appreciation of the Australian dollar versus the U.S. dollar during the respective periods in 2014 compared to the depreciation of the Australian dollar versus the U.S. dollar during the corresponding periods in 2013.

Remeasurement of Warrant Liability. The decrease in the remeasurement of warrant liability of approximately $0.1 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was the result of a smaller decrease in the fair value of the warrants resulting from the change in the market value of the common stock underlying the warrants and the change in the exchange rate between the Australian dollar and the U.S. dollar during the three-month period in 2014 compared with the corresponding period in 2013.

The increase in the remeasurement of warrant liability of approximately $0.1 million for the six months June 30, 2014 compared to the six months ended June 30, 2013 was the result of a larger decrease in the fair value of the warrants resulting from the change in the exchange rate between the Australian dollar and the U.S. dollar and the decrease in the expected term of the warrants during the six-month period in 2014 compared with the corresponding period in 2013.

Liquidity and Capital Resources

We have incurred losses since our inception in March 2003 and, as of June 30, 2014, we had an accumulated deficit of approximately $173.7 million. We have financed our operations from a combination of sales of equity securities and issuances of convertible term notes. In June 2011, we generated approximately $6.0 million in net proceeds from the issuance of our Convertible Term Promissory Notes. In September 2011, we generated approximately $72.5 million in net proceeds from our IPO in Australia and simultaneous private placement in the U.S. The gross proceeds from the IPO were used to repay our Convertible Term Promissory Notes. In July and August 2013, we generated approximately $52.5 million in net proceeds from a private placement and share purchase plan of our CDIs. In May 2014, we generated approximately $30.8 million in net proceeds from a private placement of our CDIs. As of June 30, 2014, we had approximately $71.7 million of cash and cash equivalents.

During the six months ended June 30, 2014, our cash and cash equivalents balance increased by approximately $13.1 million as we received approximately $30.8 million in net proceeds from our May 2014 private equity placement and approximately $0.5 million in proceeds from the exercise of stock options. These sources of cash were partially offset as we used approximately $18.2 million in cash to operate our business, such as making payments related to, among other things, research and development, sales and marketing, and general and administrative expenses as we continued to fund our U.S. pivotal trial and support the commercialization of the EndoBarrier.

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(18,032)	$(18,743)
Investing activities	(182)	(357)
Financing activities	31,265	5

Net increase (decrease) in cash and cash equivalents	$13,051	$(19,095)

Cash Flows From Operating Activities

Net cash used in operating activities totaled approximately $18.0 million for the six months ended June 30, 2014 as a result of:

•	funding our net loss of approximately $22.0 million;

•	a net positive adjustment to cash flow from changes in working capital of approximately $1.6 million resulting primarily from increases in accrued expenses and accounts payable; and

•	a net positive adjustment to cash flow from non-cash items of approximately $2.3 million, primarily stock-based compensation expense.

Net cash used in operating activities totaled approximately $18.7 million for the six months ended June 30, 2013 as a result of:

•	funding our net loss of approximately $18.3 million;

•	a net negative adjustment to cash flow from changes in working capital of approximately $2.7 million resulting primarily from an increase in inventory; and a net decrease in accounts payable and accrued expenses;

•	a net positive adjustment to cash flow from non-cash items of approximately $2.3 million, primarily stock-based compensation expense.

Cash Flows From Investing Activities

Cash used in investing activities for the six months ended June 30, 2014 and 2013 totaled approximately $0.2 million and $0.4 million, respectively, and resulted primarily from the purchase of property and equipment.

Cash Flows From Financing Activities

Cash provided by financing activities for the six months ended June 30, 2014 totaled approximately $31.3 million and resulted primarily from the approximately $30.8 million in net proceeds from the issuance of CDIs in the private equity placement in May 2014, and approximately $0.5 million in proceeds received upon the exercise of stock options.

Cash provided by financing activities for the six months ended June 30, 2013 totaled approximately $5,000 and resulted primarily from the proceeds received upon the exercise of options, partially offset by our debt payments.

Funding Requirements

As of June 30, 2014 our primary source of liquidity was our cash and cash equivalents on hand of approximately $71.7 million. We believe our current cash balances, together with the net product revenues, will be sufficient to meet our anticipated cash requirements to fund our U.S. pivotal trial, further expand the commercialization of the EndoBarrier, invest in our manufacturing and supply chain infrastructure, and to fund our currently contemplated research and development efforts through at least June 2015.

Our forecast of the period of time through which our financial resources will be adequate to support our operations, fund our U.S. pivotal trial, further expand the commercialization of the EndoBarrier, invest in our manufacturing and supply chain infrastructure, and to fund our currently contemplated research and development efforts are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in “Item 1A. Risk Factors” in our Form 10. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Due to the numerous risks and uncertainties associated with the development and commercialization of the EndoBarrier, we are unable to estimate precisely the amounts of capital outlays and operating expenditures necessary to complete the development of, and to obtain regulatory approval for, the EndoBarrier (other than in select markets in Europe, South America and Australia) for the U.S. and other markets for which we believe the EndoBarrier is suited. Our funding requirements will depend on many factors, including, but not limited to, the following:

•	the rate of progress and cost of our commercialization activities;

•	the expenses we incur in marketing and selling the EndoBarrier;

•	the revenue generated by sales of the EndoBarrier;

•	the product performance from a safety and efficacy standpoint in addressing diabetes and obesity;

•	the success of our investment in our manufacturing and supply chain infrastructure;

•	the time and costs involved in obtaining regulatory approvals for the EndoBarrier in new markets;

•	the success of our research and development efforts;

•	the emergence of competing or complementary developments; and

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

We may, from time to time, consider additional funding through a combination of new collaborative arrangements, strategic alliances, and additional equity and debt financings or from other sources. We will continue to manage our capital structure and to consider financing opportunities, whenever they may occur, that could strengthen our long-term liquidity profile. Any such capital transactions may or may not be similar to transactions in which we have engaged in the past. There can be no assurance that any such financing opportunities will be available on acceptable terms, if at all.

Off–Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships. We enter into guarantees in the ordinary course of business related to the guarantee of our own performance and the performance of our subsidiaries.

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Commitments and Obligations” in our Form 10.

The Company exercised its option to renew the lease for its Baulkham Hills, Australia office for an additional 12 months and, subject to entering into a lease amendment, extended the lease through July 2015. Other than this, there have been no material changes from the contractual commitments and obligations previously disclosed in that registration statement.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements please refer to Note 2, “Summary of Significant Accounting Policies and Basis of Presentation,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 will be effective for us for reporting periods beginning after December 15, 2016, with early adoption not permitted. Management is currently evaluating the impact of the pending adoption of ASU 2014-09 on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We develop, manufacture and sell the EndoBarrier globally and our earnings and cash flows are exposed to market risk from changes in currency exchange rates and interest rates.

Interest Rate Sensitivity

Our cash and cash equivalents of approximately $71.7 million at June 30, 2014 consisted of cash, money market funds and a certificate of deposit, all of which will be used for working capital purposes. We do not enter into investments for trading or speculative purposes. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the U.S. and Australia. Because of the short-term nature of our cash and cash equivalents, we do not believe that we have any material exposure to changes in their fair values as a result of changes in interest rates. The continuation of historically low interest rates in the U.S. will limit our earnings on investments held in U.S. dollars.

Our debt bears interest at a fixed rate and therefore has minimal exposure to changes in interest rates.

Foreign Currency Risk

We conduct business in foreign countries. For U.S. reporting purposes, we translate all assets and liabilities of our non-U.S. entities at the period-end exchange rate and revenue and expenses at the average exchange rates in effect during the periods. The net effect of these translation adjustments is shown in the accompanying condensed consolidated financial statements as a component of net loss.

We generate a significant portion of our revenue and collect receivables in foreign currencies. Fluctuations in the exchange rate of the U.S. dollar against major foreign currencies, including the Euro, British Pound and Australian dollar, can result in foreign currency exchange gains and losses that may significantly impact our financial results. These foreign currency transaction and translation gains and losses are presented as a separate line item in our condensed consolidated statements of comprehensive loss. Continued fluctuation of these exchange rates could result in financial results that are not comparable from quarter to quarter. We do not currently utilize foreign currency contracts to mitigate the gains and losses generated by the re-measurement of non-functional currency assets and liabilities but do hold cash reserves in currencies in which those reserves are anticipated to be expended.

All of the proceeds from our 2011, 2013 and 2014 offerings were denominated in Australian dollars, and as of June 30, 2014 we held approximately US$17.6 million denominated as Australian dollars. Accordingly, we have had and will continue to have exposure to foreign currency exchange rate fluctuations. A change of 10% or more in foreign currency exchange rates of the Australian dollar or the Euro would have a material impact on our financial position and results of operations if our revenue continues to be denominated in currencies other than the U.S. dollar or if we retain a substantial portion of our cash and cash equivalents in Australian dollars. For example during the six-month period ending June 30, 2014, the Australian dollar appreciated from US$0.8948 to US$0.9420 resulting in a realized and unrealized foreign exchange gain of approximately $0.4 million.

Effects of Inflation

We do not believe that inflation and changing prices over the three and six months ended June 30, 2014 and 2013 had a significant impact on our results of operations.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, (or SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

There were no no changes during the period covered by this Quarterly Report on Form 10-Q materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors

In addition to the other information contained elsewhere in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Form 10, which could materially affect our business, financial condition or future results. The trading price of our CDIs may decline due to these risks.

Item 2.	Unregistered Sales of Equity Securities

In connection with a private placement, on May 9, 2014, we issued 65,951,265 CDIs (equivalent to 13,190,253 shares of common stock). The aggregate offering proceeds for this issuance was $ 32.1 million (A$34.3 million), and we incurred sales commissions of $1.3 million (A$1.4 million). Our lead placement agent was Bell Potter. The sales of these CDIs were exempt from registration pursuant to Regulation S promulgated under the Securities Act of 1933.

Item 6.	Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GI Dynamics, Inc.

Date: August 14, 2014	By:	/s/ Stuart A. Randle
Stuart A. Randle
Chief Executive Officer and Director
(principal executive officer)

Date: August 14, 2014	By:	/s/ Robert W. Crane
Robert W. Crane
Chief Financial Officer, Secretary and Treasurer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No:	Description

3.1	Certificate of Incorporation of GI Dynamics, Inc. incorporated by reference to Exhibit 3.1 of GI Dynamics, Inc.’s registration statement on Form 10, filed with the SEC on April 30, 2014

3.2	Bylaws of GI Dynamics, Inc. incorporated by reference to Exhibit 3.2 of GI Dynamics, Inc.’s registration statement on Form 10, filed with the SEC on April 30, 2014

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act

32.1‡	Certification of Chief Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.2‡	Certification of Chief Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS‡	XBRL Instance Document

101.SCH‡	XBRL Taxonomy Extension Schema Document

101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB‡	XBRL Taxonomy Extension Label Linkbase Database

101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF‡	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
‡	Furnished herewith.