Form 10-Q
period 2014-09-30
GI DYNAMICS, INC.
filed 2014-11-10
CIK 1245791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-55195

GI DYNAMICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1621425
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

25 Hartwell Avenue
Lexington, Massachusetts	02421
(Address of Principal Executive Offices)	(Zip Code)

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

As of October 31, 2014 there were 94,795,481 shares of common stock outstanding.

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

These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These forward-looking statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may later become inaccurate. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section (which incorporates by reference to our registration statement on Form 10 filed with the Securities and Exchange Commission, or SEC), that could cause actual results or events to differ materially from the forward-looking statements that we make.

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

GI DYNAMICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

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

GI Dynamics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$61,190	$58,616
Accounts receivable, net	870	660
Inventory	7,485	7,271
Prepaid expenses and other current assets	1,673	1,288

Total current assets	71,218	67,835
Property and equipment, net	1,239	1,490

Total assets	$72,457	$69,325

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,141	$1,267
Accrued expenses	7,360	4,400
Deferred revenue	659	722
Current portion of long-term debt	—	58
Other current liabilities	62	—

Total current liabilities	9,222	6,447
Deferred rent	205	167
Other liabilities	20	—
Warrants to purchase common stock	62	326
Commitments (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value – 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value – 130,000,000 shares authorized; 94,795,481 shares issued and 94,760,481 shares outstanding at September 30, 2014 and 80,087,717 shares issued and outstanding at December 31, 2013	948	801
Class B common stock, $0.01 par value – 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Additional paid-in capital	247,832	213,305
Accumulated deficit	(185,832)	(151,721)

Total stockholders’ equity	62,948	62,385

Total liabilities and stockholders’ equity	$72,457	$69,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

GI Dynamics, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$609	$493	$2,355	$1,195
Cost of revenue	393	432	1,846	1,508

Gross profit (loss)	216	61	509	(313)
Operating expenses:
Research and development	6,833	3,879	19,693	10,567
Sales and marketing	2,412	2,778	7,974	7,943
General and administrative	2,670	1,947	7,276	7,032

Total operating expenses	11,915	8,604	34,943	25,542

Loss from operations	(11,699)	(8,543)	(34,434)	(25,855)
Other income (expense):
Interest income	41	173	217	320
Interest expense	—	(1)	(1)	(4)
Foreign exchange gain (loss)	(522)	491	(95)	(694)
Remeasurement of warrant liability	69	(223)	264	(152)

Other income (expense), net	(412)	440	385	(530)

Loss before income tax expense	(12,111)	(8,103)	(34,049)	(26,385)
Income tax expense	19	24	62	82

Net loss	$(12,130)	$(8,127)	$(34,111)	$(26,467)

Basic and diluted net loss per common share	$(0.13)	$(0.11)	$(0.39)	$(0.42)

Weighted-average number of common shares used in basic and diluted net loss per common share	94,760,481	75,445,376	88,365,265	63,497,247
Comprehensive loss	$(12,130)	$(8,127)	$(34,111)	$(26,467)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GI Dynamics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net loss	$(34,111)	$(26,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	485	283
Gain on sale of property and equipment	—	(1)
Stock-based compensation expense	3,370	3,074
Remeasurement of warrant liability	(264)	152
Changes in operating assets and liabilities:
Accounts receivable	(210)	(597)
Prepaid expenses and other current assets	(385)	(534)
Inventory	(214)	(2,377)
Accounts payable	(126)	(6)
Accrued expenses	2,907	(1,207)
Deferred revenue	(63)	577
Deferred rent	91	126

Net cash used in operating activities	(28,520)	(26,977)
Investing activities
Purchases of property and equipment	(234)	(1,032)
Proceeds from sale of property and equipment	—	1
Change in restricted cash	—	33

Net cash used in investing activities	(234)	(998)
Financing activities
Proceeds from exercise of stock options	604	42
Net proceeds from issuance of common stock	30,782	52,515
Payments on long-term debt	(58)	(49)

Net cash provided by financing activities	31,328	52,508

Net increase in cash and cash equivalents	2,574	24,533
Cash and cash equivalents at beginning of period	58,616	41,481

Cash and cash equivalents at end of period	$61,190	$66,014

Supplemental cash flow disclosures
Cash paid for interest	$1	$3
Income taxes paid	$36	$64

The accompanying notes are an integral part of these condensed consolidated financial statements.

GI Dynamics, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Nature of Business

GI Dynamics, Inc. (the “Company”) was incorporated on March 24, 2003, as a Delaware corporation, with operations based in Lexington, Massachusetts. The Company designs, develops, and markets medical devices for non-surgical approaches to treating type 2 diabetes and obesity. Since incorporation, the Company has devoted substantially all of its efforts to product commercialization, research and development, business planning, recruiting management and technical staff, acquiring operating assets, and raising capital. The Company began commercial sales of its product, EndoBarrier®, in 2011 and currently operates in one reportable business segment which designs, manufactures and markets medical devices.

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

On October 6, 2014, the Company’s Notified Body in the European Union, an organization that has been accredited by a Member State to assess whether a product meets certain preordained standards, has temporarily suspended the Company’s commercial product shipments of the EndoBarrier labeled with a CE Mark, affecting all countries where the Company is currently selling EndoBarrier, pending a review of the Company’s vigilance and reporting systems. A CE Mark is a mandatory conformity marking for certain products sold within the European Economic Area. The suspension of shipments is not a product recall and does not apply to products currently owned by hospitals or distributors, or products required for use in clinical trials. The Company plans to continue its ongoing clinical trial activities, including the pivotal trial currently underway in the United States. In response to the Notified Body’s specific requests for corrective action relating to vigilance and reporting systems, the Company has formally submitted its responses for review by the Notified Body. The Company believes it has remediated the deficiencies in question, but continues to work closely with the governing authorities in Europe to resolve any remaining questions in order to resume product shipments as soon as possible. Meanwhile, the Company is continuing to manufacture its product as the design and manufacturing of the EndoBarrier has not been a subject of the Notified Body’s inquiry and action. As a result of the temporary suspension of commercial product shipments, the Company expects revenue to decrease in the three months ending December 31, 2014 compared to the three months ended September 30, 2014.

The Company has incurred operating losses since inception and at September 30, 2014, had an accumulated deficit of approximately $185.8 million. At September 30, 2014, the Company had approximately $61.2 million in cash and cash equivalents, which it believes is sufficient to fund its operations through at least September 30, 2015. In September 2011, the Company completed its initial public offering (“IPO”) of common stock in the form of CHESS Depositary Interests (“CDIs”) in Australia. As a result of the IPO and simultaneous private placement in the U.S., the Company raised a total of approximately $72.5 million in proceeds, net of expenses and repayment of $6.0 million of the Company’s Convertible Term Promissory Notes. Additionally, in July and August 2013, the Company sold CDIs on the Australian Securities Exchange (“ASX”) through a private placement and Share Purchase Plan (“SPP”), which raised a total of approximately $52.5 million, net of expenses. In May 2014, the Company raised an additional approximately $30.8 million, net of expenses, when it sold CDIs on the ASX through a private placement.

2. Summary of Significant Accounting Policies and Basis of Presentation

The accompanying condensed consolidated financial statements and the related disclosures as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 are unaudited and have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s registration statement on Form 10 (“Form 10”). The December 31, 2013 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP for complete financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position as of September 30, 2014, results of its operations for the three and nine months ended September 30, 2014 and 2013 and its cash flows for the nine months ended September 30, 2014 and 2013. The interim

GI Dynamics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

2. Summary of Significant Accounting Policies and Basis of Presentation (continued)

results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The Company’s significant accounting policies are as described in Note 2, Summary of Significant Accounting Policies, in the Company’s Form 10.

In addition to the consignment-like arrangements described in Note 2 in the Company’s Form 10, in which the Company recognizes revenue when the product is implanted or otherwise consumed and payment is received from the customer, the Company has entered into consignment arrangements in which the Company delivers the product to the customer but retains title to the product until it is implanted or otherwise consumed. In these arrangements, the Company recognizes revenue once it receives proof of third party purchase, usually in the form of a customer purchase order.

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

Subsequent Events

The Company evaluates events occurring after the date of its condensed consolidated balance sheet for potential recognition or disclosure in its condensed consolidated financial statements. There have been no subsequent events other than that disclosed in Note 1 that have occurred through the date the Company issued its condensed consolidated financial statements that require disclosure in or adjustment to its condensed consolidated financial statements.

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

3. Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Potential common stock equivalents are determined using the treasury stock method. For diluted net loss per share purposes, the Company excludes stock options and other stock-based awards, including shares issued as a result of option exercises but which are subject to repurchase by the Company, whose effect would be anti-dilutive from the calculation. During each of the three and nine months ended September 30, 2014 and 2013, common stock equivalents were excluded from the calculation of diluted net loss per common share, as their effect was anti-dilutive due to the net loss incurred. The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding as of September 30, 2014 and 2013, as they would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Warrants to purchase common stock	500,000	500,000	500,000	500,000
Options to purchase common stock and other stock-based awards	15,419,580	9,642,220	15,419,580	9,642,220

Total	15,919,580	10,142,220	15,919,580	10,142,220

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

The Company accounts for the warrants under Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”). In accordance with the guidance included in ASC 815, because the Company’s functional currency is the U.S. dollar and the exercise price of the warrants is in Australian dollars, the Company is exposed to currency exchange risk related to the warrants. As a result, the warrants are not considered indexed to the Company’s own stock, and therefore, the warrants are classified as a liability and the fair value of the warrants must be remeasured at each reporting period. At the time the warrants were issued, the Company estimated the fair value of the warrants using the Black-Scholes option pricing model. The Company remeasured the fair value of the warrants at each reporting period using current assumptions and current foreign exchange rates, with changes in value recorded as other income or expense (Note 5).

GI Dynamics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

5. Fair Value of Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, requiring the Company to develop its own assumptions for the asset or liability.

The following tables present the assets and liabilities the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$41,949	$41,949	$—	$—

Total assets	$41,949	$41,949	$—	$—

Liabilities
Warrants to purchase common stock	$62	$—	$—	$62

Total liabilities	$62	$—	$—	$62

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$45,560	$45,560	$—	$—

Total assets	$45,560	$45,560	$—	$—

Liabilities
Warrants to purchase common stock	$326	$—	$—	$326

Total liabilities	$326	$—	$—	$326

GI Dynamics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

5. Fair Value of Financial Instruments (continued)

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the common stock warrants at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014	December 31, 2013
Exercise price (A$5.50 at current exchange rate)	$4.81	$4.92
Fair value of common stock	$2.10	$3.36
Expected volatility	50.1%	48.7%
Expected term (in years)	1.9	2.7
Risk-free interest rate	0.6%	0.7%
Expected dividend yield	—%	—%

The following table is a rollforward of the fair value of the warrants, where fair value is determined by Level 3 inputs (in thousands):

Balance at December 31, 2013	326
Decrease in fair value of warrants upon remeasurement included in other income (expense)	(264)

Balance at September 30, 2014	$62

Cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities at September 30, 2014 and December 31, 2013 are carried at amounts that approximate fair value due to their short-term maturities and highly liquid nature of these instruments.

6. Concentrations of Credit Risk, Accounts Receivable and Related Valuation Account

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalent balances with high quality financial institutions, and consequently, the Company believes that such funds are subject to minimal credit risk. The Company’s short-term investments potentially subject the Company to concentrations of credit risk. The Company has adopted an investment policy that limits the amounts the Company may invest in any one type of investment and requires all investments held by the Company to have a rating of not less than A, thereby reducing credit risk concentration.

Accounts receivable primarily consist of amounts due from customers. The Company’s accounts receivable are with distributors and health care providers in different countries. In light of the current economic state of many foreign countries, the Company continues to monitor the creditworthiness of its customers.

At September 30, 2014 and December 31, 2013, one distributor accounted for approximately 47% and 49% of the Company’s accounts receivable, respectively. No other customer accounted for greater than 10% of the Company’s accounts receivable at either September 30, 2014 or December 31, 2013.

The Company grants credit to customers in the normal course of business but generally does not require collateral or any other security to support its receivables. The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices not individually reviewed. The Company believes that credit risks associated with these customers are not significant. To date, the Company has not had any write-offs of bad debt, and as such, the Company does not have an allowance for doubtful accounts as of September 30, 2014 and December 31, 2013.

GI Dynamics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

6. Concentrations of Credit Risk, Accounts Receivable and Related Valuation Account (continued)

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

The following table shows the components of the Company’s accounts receivable at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Accounts receivable	$925	$688
Less: allowance for sales returns	(55)	(28)

Total	$870	$660

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

Inventory at September 30, 2014 and December 31, 2013 was as follows (in thousands):

	September 30, 2014	December 31, 2013
Finished goods	$1,057	$1,010
Work-in-process	2,345	1,208
Raw materials	4,083	5,053

Total	$7,485	$7,271

The Company has entered into consignment arrangements in which the Company delivers the product to the customer but retains title to the product until it is implanted or otherwise consumed. At September 30, 2014, an immaterial amount of the finished goods inventory was at customer locations pursuant to these arrangements.

GI Dynamics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

8. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Laboratory equipment	$421	$387
Computer equipment and software	1,124	1,032
Office furniture and equipment	290	270
Construction in process	183	95
Leasehold improvements	921	921

	2,939	2,705
Less accumulated depreciation and amortization	(1,700)	(1,215)

Total	$1,239	$1,490

Depreciation and amortization expense of property and equipment was approximately $0.2 million and $0.1 million for the three months ended September 30, 2014 and 2013, respectively. Depreciation and amortization expense of property and equipment was approximately $0.5 million and $0.3 million for the nine months ended September 30, 2014 and 2013, respectively.

9. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Clinical trials	$3,808	$1,526
Payroll and related liabilities	2,302	1,576
Professional fees	503	630
Deferred rent, current portion	144	91
Other	603	577

Total	$7,360	$4,400

Included in payroll and related liabilities is a total of approximately $0.8 million of separation expenses associated with the termination of our chief commercial officer and chief executive officer which will be paid out through September 2015.

10. Commitments and Contingencies

Lease Commitments

In June 2013, the Company entered into a noncancelable agreement to sublease 33,339 square feet of office, laboratory and manufacturing space in Lexington, Massachusetts. The sublease commenced in June 2013 and expires in December 2016, subject to earlier termination under certain conditions. Base rent during the initial rent period is approximately $0.6 million per year and increases annually by approximately $17,000. The space was delivered to the Company in June 2013 and rent payments commenced in May 2014. The rent expense, inclusive of the escalating rent payments and free rent period, is recognized on a straight-line basis over the term of the sublease agreement. In accordance with the terms of the sublease agreement, the Company maintains an unsecured letter of credit of approximately $0.2 million securing its obligations under the sublease agreement.

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

In July 2013, the Company’s subsidiary, GI Dynamics Australia Pty Ltd, entered into a noncancelable operating lease for office space in Baulkham Hills, Australia. The initial term of the lease was for twelve months, which expired in July 2014. The Company exercised its option to renew the lease and extended the term through July 2015, subject to earlier termination under certain conditions.

Rent expense on noncancelable operating leases was approximately $0.1 million and $0.2 million for the three months ended September 30, 2014 and 2013, respectively. Rent expense on noncancelable operating leases was approximately $0.4 million for both the nine months ended September 30, 2014 and 2013.

Future minimum lease payments under noncancelable operating leases at September 30, 2014, are as follows (in thousands):

Year Ending December 31,
2014	$157
2015	617
2016	611

Total	$1,385

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

GI Dynamics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

10. Commitments (continued)

The Company leases office space under non-cancelable operating leases. The Company has standard indemnification arrangements under the leases that require it to indemnify its landlords against all costs, expenses, fines, suits, claims, demands, liabilities, and actions directly resulting from any breach, violation or nonperformance of any covenant or condition of the Company’s leases. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain.

As of September 30, 2014 and December 31, 2013, the Company had not experienced any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible. As a result, the Company has not established any related reserves.

11. Stock Plans

The Company has two stock-based compensation plans under which stock options, restricted and unrestricted stock awards, restricted stock units, and other share-based awards are available for grant to employees, directors and consultants of the Company. At September 30, 2014, there were 713,121 shares available for future grant under both plans.

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

Determining the fair value of stock-based awards using the Black-Scholes option-pricing model requires the use of highly subjective assumptions, including the expected term of the award and expected stock price volatility. The weighted-average assumptions used to estimate the fair value of employee stock options using the Black-Scholes option-pricing model were as follows for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected volatility	61.0%	64.8%	61.6%	64.9%
Expected term (in years)	6.05	6.05	6.05	6.05
Risk-free interest rate	2.1%	1.8%	2.1%	1.1%
Expected dividend yield	—%	—%	—%	—%

The Company uses historical data to estimate forfeiture rates. The Company’s estimated forfeiture rates were 5% and 2% at September 30, 2014 and 2013, respectively.

During the three months ended September 30, 2014, the Company modified the terms of stock awards previously granted to an employee upon his change in status from employee to non-employee. The modifications included an extension of the exercise period after the status change with respect to certain of the awards and the extension of the vesting of certain options through the end of his expected service to the Company. These modifications resulted in an immaterial increase in stock-based compensation. The Company accounted for the modifications of stock awards in accordance with the provision of ASC 718, Stock Compensation (“ASC 718”). Stock awards that are modified and continue to vest when an employee has a change in employment status are subject to periodic revaluation over their vesting terms.

GI Dynamics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

11. Stock Plans (continued)

Stock-based compensation is reflected in the condensed consolidated statements of comprehensive loss as follows for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenue	$33	$17	$93	$52
Research and development	330	235	970	609
Sales and marketing	376	342	1,202	1,079
General and administrative	423	301	1,105	1,334

	$1,162	$895	$3,370	$3,074

Stock Options

The following table summarizes share-based activity under the Company’s stock option plans:

	Shares of Common Stock Attributable to Options	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2013	9,634,547	$2.59	6.66	$13,319
Granted	6,125,089	$2.68
Exercised	(1,517,511)	$0.40
Cancelled	(914,985)	$4.00

Outstanding at September 30, 2014	13,327,140	$2.78	7.35	$4,811

Vested or expected to vest at September 30, 2014	12,949,271	$2.77	6.86	$4,803

Exercisable at September 30, 2014	5,769,829	$2.54	4.20	$4,643

As of September 30, 2014, there was approximately $11.0 million of unrecognized stock-based compensation, net of estimated forfeitures, related to unvested stock option grants under the plans, which is expected to be recognized over a weighted-average period of 3.3 years. The total unrecognized stock-based compensation cost will be adjusted for future changes in estimated forfeitures. The Company also has unrecognized stock-based compensation expense of approximately $0.5 million, net of estimated forfeitures, related to stock options with performance-based vesting criteria that are not considered probable of achievement as of September 30, 2014; therefore the Company has not yet begun to recognize the expense on these awards.

GI Dynamics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

11. Stock Plans (continued)

The weighted-average grant date fair value of options granted during the three months ended September 30, 2014 and 2013 was $1.23 and $2.13, respectively, and $1.53 and $1.96 for the nine months ended September 30, 2014 and 2013, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2014 and 2013 was approximately none and $32,000, respectively, and approximately $4.3 million and $0.4 million for the nine months ended September 30, 2014 and 2013, respectively. The intrinsic value represents the difference between the fair value of the Company’s common stock on the date of exercise and the exercise price of the stock option. Cash received from option exercises during the three months ended September 30, 2014 and 2013 was approximately $82,000 and $6,000, respectively, and approximately $0.6 million and $42,000 for the nine months ended September 30, 2014 and 2013, respectively. No tax benefits were realized from options and other stock-based payment arrangements during these periods.

The stock-based compensation plans provide that grantees may have the right to exercise an option prior to vesting. Shares purchased upon the exercise of unvested options will be subject to the same vesting schedule as the underlying options, and are subject to repurchase at the original exercise price by the Company should the grantee discontinue providing services to the Company for any reason, prior to becoming fully vested in such shares. At September 30, 2014, there were 35,000 shares issued pursuant to the exercise of unvested options that remain unvested and subject to repurchase by the Company. The exercise of these shares is not substantive and as a result, the cash paid for the exercise price is considered a deposit or prepayment of the exercise price and is recorded as a liability. Additionally, while, the shares subject to repurchase are included in the legally issued shares, they are excluded from the calculation of outstanding shares. At December 31, 2013, there were no shares subject to repurchase by the Company.

Restricted Stock Units

Each restricted stock unit (“RSU”) represents a contingent right to receive one share of the Company’s common stock. RSUs generally vest on a pro-rata basis on each anniversary of the issuance date over four years or vest in equal parts upon the achievement of a product revenue milestone and a regulatory milestone. There is no consideration payable on the vesting of RSUs issued under the plans. Upon vesting, the RSUs are exercised automatically and settled in shares of the Company’s common stock. In the nine months ended September 30, 2014, the Company awarded a total of 2,095,720 RSUs to employees of the Company.

The following table summarizes information related to the RSUs and activity in the nine months ended September 30, 2014:

	Number of Units	Weighted- Average Contractual Life	Aggregate Intrinsic Value
		(in years)	(in thousands)
Outstanding at December 31, 2013	—	—	$—
Granted	2,095,720
Vested/Exercised	—
Cancelled	(38,280)

Outstanding at September 30, 2014	2,057,440	5.73	$4,321

The aggregate intrinsic value at September 30, 2014 noted in the table above represents the closing price of the Company’s common stock multiplied by the number of RSUs outstanding.

At September 30, 2014, 1,221,991 of the RSUs outstanding are subject to performance-based vesting criteria as described above.

GI Dynamics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

11. Stock Plans (continued)

The fair value of each RSU award equals the closing price of the Company’s common stock on the date of grant. The weighted average grant date fair value per share of RSUs granted in the three and nine months ended September 30, 2014 was $2.15 and $2.26, respectively.

As of September 30, 2014, there was approximately $2.9 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested RSU awards. This expense is expected to be recognized over a weighted average period of 2.7 years. The Company also has unrecognized stock-based compensation expense of approximately $1.3 million, net of estimated forfeitures, related to RSUs with performance-based vesting criteria that are not considered probable of achievement as of September 30, 2014; therefore the Company has not yet begun to recognize the expense on these awards.

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

At September 30, 2014, long-lived assets, comprised of property and equipment, of approximately $1.2 million are primarily held in the U.S. Total long-lived assets held outside of the U.S. represent less than 1% of total long-lived assets.

Product sales by geographic location for the three and nine months ended September 30, 2014 and 2013 are listed in the table below (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Germany	$272	$93	$764	$325
Netherlands	*	78	*	138
Other Europe	133	94	689	191
Qatar	—	118	—	118
Israel	*	50	*	*
Other Middle East	14	—	242	71
Chile	63	49	284	206
Australia	127	11	376	146

Total Revenue	$609	$493	$2,355	$1,195

*	Revenue associated with the individual country is less than 10% of total revenue for the period and is included in the appropriate regional line.

GI Dynamics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

12. Segment Reporting (continued)

Major Customers

In the three months ended September 30, 2014, one health care provider accounted for approximately 13% of the Company’s revenue and one distributor accounted for approximately 10% of the Company’s revenue. In the three months ended September 30, 2013, two health care providers accounted for approximately 24% and 16%, respectively, and two distributors each accounted for approximately 10% of the Company’s revenue. No other customer accounted for greater than 10% of the Company’s revenue during the three months ended September 30, 2014 and 2013.

In the nine months ended September 30, 2014, one distributor accounted for approximately 11% of the Company’s revenue. In the nine months ended September 30, 2013, one distributor accounted for approximately 17% of the Company’s revenue and two health care providers accounted for approximately 12% and 10%, respectively, of the Company’s revenue. No other customer accounted for greater than 10% of the Company’s revenue during the nine months ended September 30, 2014 and 2013.

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

Overview

We are a medical device company headquartered in Lexington, Massachusetts, that focuses on the development and commercialization of effective, non-surgical approaches for the treatment of type 2 diabetes and obesity. We have commercially launched our lead product, the EndoBarrier®, which is now being sold in select markets in Europe and South America, as well as Australia and the Middle East. In countries where reimbursement is required for broad-based use, we are endeavoring to secure such reimbursement. In other countries where patients are more accustomed to paying for all or a majority of health care expenses, we are growing such markets or pursuing regulatory approvals.

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

In self-pay markets where we have regulatory approval, we are currently focusing on expanding both the product use per center and the number of centers. We are also seeking regulatory approval in other countries that we believe will have a large self-pay population, such as Brazil.

In the U.S., we have received approval from the U.S. Food and Drug Administration, or FDA, to commence our pivotal trial, which we began in 2013. The multi-center, randomized, double-blinded study will enroll 500 patients with uncontrolled type 2 diabetes and obesity at as many as 25 sites in the U.S. The primary endpoint is improvement in diabetes control as measured by HbA1c levels. As of September 30, 2014, 24 of a possible 25 clinical sites across the U.S. have initiated patient recruitment and a total of 237 patients have been enrolled in the study. Following completion of the trial, we intend to submit our results to the FDA seeking regulatory approval for commercial sale in the U.S.

On October 6, 2014, our Notified Body in the European Union, an organization that has been accredited by a Member State to assess whether a product meets certain preordained standards, has temporarily suspended our commercial product shipments of the EndoBarrier labeled with a CE Mark, affecting all countries where we are currently selling EndoBarrier, pending a review of our vigilance and reporting systems. A CE Mark is a mandatory conformity marking for certain products sold within the European Economic Area. The suspension of shipments is not a product recall and does not apply to products currently owned by hospitals or distributors, or products required for use in clinical trials. We plan to continue our ongoing clinical trial activities, including the U.S. pivotal trial currently underway in the United States. In response to the Notified Body’s specific requests for corrective action relating to vigilance and reporting systems, we have formally submitted our responses for review by the Notified Body. We believe we have remediated the deficiencies in question, but continue to work closely with the governing authorities in Europe to resolve any remaining questions in order to resume product shipments as soon as possible. Meanwhile, we are continuing to manufacture our product as the design and manufacturing of the EndoBarrier has not been a subject of the Notified Body’s inquiry and action. As a result of the temporary suspension of commercial product shipments, we expect revenue to decrease in the three months ending December 31, 2014 compared to the three months ended September 30, 2014.

For financial reporting purposes, we have one reportable segment which designs, manufactures and markets medical devices for the treatment of type 2 diabetes and obesity.

To date, we have devoted substantially all of our efforts to product commercialization, research and development, business planning, recruiting management and technical staff, acquiring operating assets, and raising capital. We have incurred significant operating losses since our inception in 2003. As of September 30, 2014, we had an accumulated deficit of approximately $185.8 million. We expect to incur net losses for the foreseeable future as we continue our clinical trials, continue research and development into product improvements and next generation products, enhance our infrastructure and expand commercial markets.

We have raised net proceeds of approximately $231.5 million through sales of our equity. We generated $75.7 million in proceeds, net of expenses, through the sale of convertible preferred stock to a number of U.S. venture capital firms, two global medical device manufacturers and individuals. In September 2011, we raised approximately $72.5 million, net of expenses and repayment of $6.0 million of Convertible Term Promissory Notes, in our initial public offering, or IPO, in Australia and simultaneous private placement of CHESS Depositary Interests, or CDIs, to accredited investors in the U.S. In July and August 2013, we raised approximately $52.5 million, net of expenses, in an offering of our CDIs to sophisticated, professional and accredited investors in Australia, the U.S. and certain other jurisdictions. In May 2014, we raised approximately $30.8 million, net of expenses, in an offering of our CDIs to sophisticated, professional and accredited investors in Australia, Hong Kong, the United Kingdom and certain other jurisdictions. In connection with the IPO, all of our existing shares of preferred stock were converted into common stock.

In June 2011, we issued Convertible Term Promissory Notes to several of our shareholders totaling $6.0 million, which were repaid concurrent with the closing of our IPO with the associated gross proceeds.

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

During the three and nine months ended September 30, 2014, there were no material changes to our critical accounting policies as reported in our Form 10.

Results of Operations

The following is a description of significant components of our operations, including significant trends and uncertainties that we believe are important to an understanding of our business and results of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$609	$493	$2,355	$1,195
Cost of revenue	393	432	1,846	1,508

Gross profit (loss)	216	61	509	(313)
Operating expenses:
Research and development	6,833	3,879	19,693	10,567
Sales and marketing	2,412	2,778	7,974	7,943
General and administrative	2,670	1,947	7,276	7,032

Total operating expenses	11,915	8,604	34,943	25,542

Loss from operations	(11,699)	(8,543)	(34,434)	(25,855)
Other income (expense):
Interest income	41	173	217	320
Interest expense	—	(1)	(1)	(4)
Foreign exchange gain (loss)	(522)	491	(95)	(694)
Remeasurement of warrant liability	69	(223)	264	(152)

Other income (expense), net	(412)	440	385	(530)

Loss before income tax expense	(12,111)	(8,103)	(34,049)	(26,385)
Income tax expense	19	24	62	82

Net loss	$(12,130)	$(8,127)	$(34,111)	$(26,467)

Three and Nine months Ended September 30, 2014 Compared to Three and Nine months Ended September 30, 2013

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)				(dollars in thousands)
Revenue	$609	$493	$116	23.5%	$2,355	$1,195	$1,160	97.1%
Cost of revenue	393	432	(39)	(9.0)%	1,846	1,508	338	22.4%

Gross profit (loss)	$216	$61	$155	254.1%	$509	$(313)	$822	262.6%

Revenue. The increase in revenue of approximately $0.1 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was primarily due to increases in sales in Europe, South America and Australia of approximately 52%, 28% and 1,026%, respectively, in those markets, partially offset by a decrease of approximately 92% in sales in the Middle East. In each market where sales increased, the increase was the result of increased unit volume.

The increase in revenue of approximately $1.2 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was primarily due to increases in sales in Europe, South America, Australia and the Middle East of approximately 122%, 37%, 158% and 28%, respectively, in those markets. In each of these markets, the increase in sales was the result of increased unit volume.

As a result of the temporary suspension of commercial product shipments, we expect revenue to decrease in the three months ending December 31, 2014 compared to the three months ended September 30, 2014, with a corresponding decrease in gross profit.

We believe we have remediated the deficiencies related to our vigilance and reporting systems that were identified by our Notified Body. We continue to work closely with the governing authorities in Europe to resolve any remaining questions so that we may resume product shipments as soon as possible.

Cost of Revenue. The decrease in cost of revenue was approximately $39,000 for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The decrease in the cost of revenue was primarily related to a more efficient utilization of manufacturing resources partially offset by an increase in units sold. The increase in cost of revenue was approximately $0.3 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase was primarily related to the increase in sales during the corresponding period.

The increase in the gross profit for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, as well as for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, was the result of improved utilization of our manufacturing infrastructure as we increased production volume to meet increased sales and clinical trial requirements. We expect that our gross margin will vary, and may vary significantly, quarter to quarter due to our current stage of commercial development. Specifically, factors such as changes in volume of inventory production, utilization of our manufacturing capacity, changes in our manufacturing spending, and overall economies of scale may vary as revenues increase. Although we experienced a gross profit in the three months ended September 30, 2014, we may experience a gross loss in future periods based upon these changes.

Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)				(dollars in thousands)
Research and development expense	$6,833	$3,879	$2,954	76.2%	$19,693	$10,567	$9,126	86.4%
Sales and marketing expense	2,412	2,778	(366)	(13.2)%	7,974	7,943	31	0.4%
General and administrative expense	2,670	1,947	723	37.1%	7,276	7,032	244	3.5%

Total operating expenses	$11,915	$8,604	$3,311	38.5%	$34,943	$25,542	$9,401	36.8%

Research and Development Expense. The increase in research and development expense of approximately $3.0 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was primarily due to an increase of approximately $2.4 million in clinical trial expenses, primarily third-party expenses related to our U.S. pivotal trial, such as those relating to our clinical research organization and to our clinical sites as we continue enrolling patients, and an increase of approximately $0.4 million in compensation and other employee related costs related to new hires made during 2013 and 2014 to support our research and development efforts.

The increase in research and development expense of approximately $9.1 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was primarily due to an increase of approximately $6.5 million in clinical trial and other study related expenses, primarily third-party expenses related to our U.S. pivotal trial, such as those relating to our clinical research organization and to our clinical sites as we continue enrolling patients, and an increase of approximately $1.3 million in compensation and other employee related costs related to new hires made during 2013 and 2014 to support our research and development efforts, and an increase of approximately $0.9 million in consulting expenses.

Sales and Marketing Expense. The decrease in sales and marketing expense was approximately $0.4 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The decrease was primarily the result of lower spending on marketing related activities to support our commercialization efforts.

The increase in sales and marketing expense was approximately $31,000 for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase of approximately $0.3 million was primarily the result of compensation and other employee related costs largely associated with the termination of our chief commercial officer, partially offset by a decrease of approximately $0.2 million in marketing related activities to support our commercialization efforts.

General and Administrative Expense. The increase in general and administrative expense of approximately $0.7 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was primarily a result of compensation and other employee related costs associated with the departure and replacement of our chief executive officer.

The increase in general and administrative expense of approximately $0.2 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was primarily due to an increase of approximately $1.0 million in compensation and employee related expenses largely associated with the departure and replacement of our chief executive officer, partially offset by a decrease of approximately $0.2 million in legal fees primarily associated with the successful settlement of our lawsuit with W. L. Gore & Associates, Inc. in January 2013 and a non-recurring stock-based compensation charge of approximately $0.4 million incurred in the first quarter of 2013.

Other Income (Expense), Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)				(dollars in thousands)
Other income (expense):
Interest income	$41	$173	$(132)	(76.3)%	$217	$320	$(103)	(32.2)%
Interest expense	—	(1)	1	100.0%	(1)	(4)	3	75.0%
Foreign exchange gain (loss)	(522)	491	(1,013)	(206.3)%	(95)	(694)	599	86.3%
Remeasurement of warrant liability	69	(223)	292	130.9%	264	(152)	416	273.7%

Total other income (expense), net	$(412)	$440	$(852)	(193.6)%	$385	$(530)	$915	172.6%

Interest Income. The decrease in interest income was approximately $0.1 million for both the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013. The decreases during both periods were due to lower average interest rates, partially offset by higher average cash and cash equivalents balances.

Interest Expense. Interest expense decreased by approximately $1,000 during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 and approximately $3,000 during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The decreases during both periods resulted from lower outstanding balances on our credit facility related to our enterprise resource planning system. The credit facility was fully repaid in August 2014.

Foreign Exchange Gain (Loss). The decrease in foreign exchange gain was approximately $1.0 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The decrease was primarily the result of the depreciation of the Australian dollar versus the U.S. dollar during the three months ended September 30, 2014 compared to the appreciation of the Australian dollar versus the U.S. dollar during the corresponding period in 2013.

The decrease in foreign exchange loss was approximately $0.6 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The decrease in loss was primarily the result of less depreciation of the Australian dollar versus the U.S. dollar during the respective period in 2014 compared to the corresponding period in 2013.

Remeasurement of Warrant Liability. The increase in the remeasurement of warrant liability was approximately $0.3 million and $0.4 million for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013, respectively. The increases were the result of a decrease in the fair value of the warrants resulting from the change in the market value of the common stock underlying the warrants and the change in the exchange rate between the Australian dollar and the U.S. dollar during both the three and nine month periods in 2014 compared with an increase in the fair value of the warrants during the corresponding periods in 2013.

Liquidity and Capital Resources

We have incurred losses since our inception in March 2003 and, as of September 30, 2014, we had an accumulated deficit of approximately $185.8 million. We have financed our operations from a combination of sales of equity securities and issuances of convertible term notes. In June 2011, we generated approximately $6.0 million in net proceeds from the issuance of our Convertible Term Promissory Notes. In September 2011, we generated approximately $72.5 million in proceeds, net of expenses and repayment of

$6.0 million of Convertible Term Promissory Notes, from our IPO in Australia and simultaneous private placement in the U.S. In July and August 2013, we generated approximately $52.5 million in proceeds, net of expenses, from a private placement and share purchase plan of our CDIs. In May 2014, we generated approximately $30.8 million in proceeds, net of expenses, from a private placement of our CDIs. As of September 30, 2014, we had approximately $61.2 million of cash and cash equivalents.

During the nine months ended September 30, 2014, our cash and cash equivalents balance increased by approximately $2.6 million as we received approximately $30.8 million in net proceeds from our May 2014 private equity placement and approximately $0.6 million in proceeds from the exercise of stock options. These sources of cash were partially offset by the approximately $28.5 million in cash used to operate our business, such as making payments related to, among other things, research and development, sales and marketing, and general and administrative expenses as we continued to fund our U.S. pivotal trial and support the commercialization of the EndoBarrier.

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(28,520)	$(26,977)
Investing activities	(234)	(998)
Financing activities	31,328	52,508

Net increase in cash and cash equivalents	$2,574	$24,533

Cash Flows From Operating Activities

Net cash used in operating activities totaled approximately $28.5 million for the nine months ended September 30, 2014 as a result of:

•	funding our net loss of approximately $34.1 million;

•	a net positive adjustment to cash flow from changes in working capital of approximately $2.0 million resulting primarily from increases in accrued expenses; and

•	a net positive adjustment to cash flow from non-cash items of approximately $3.6 million, primarily from stock-based compensation expense.

Net cash used in operating activities totaled approximately $27.0 million for the nine months ended September 30, 2013 as a result of:

•	funding our net loss of approximately $26.5 million;

•	a net negative adjustment to cash flow from changes in working capital of approximately $4.0 million resulting primarily from an increase in inventory and a decrease in accrued expenses;

•	a net positive adjustment to cash flow from non-cash items of approximately $3.5 million, primarily from stock-based compensation expense.

We expect that the temporary suspension of our commercial shipments will have an adverse effect on our cash flow from operating activities as a result of lower anticipated revenue in the three months ending December 31, 2014. However, we do not believe our remediation efforts will have a material adverse impact on our cash flow from operations.

Cash Flows From Investing Activities

Cash used in investing activities for the nine months ended September 30, 2014 and 2013 totaled approximately $0.2 million and $1.0 million, respectively, and resulted from the purchase of property and equipment.

Cash Flows From Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2014 totaled approximately $31.3 million and resulted primarily from approximately $30.8 million in net proceeds from the issuance of CDIs in the private equity placement in May 2014, and approximately $0.6 million in proceeds received upon the exercise of stock options.

Cash provided by financing activities for the nine months ended September 30, 2013 totaled approximately $52.5 million and resulted primarily from approximately $52.5 million in net proceeds from the issuance of CDIs in the private placement and Share Purchase Plan in July and August 2013.

Funding Requirements

As of September 30, 2014 our primary source of liquidity was our cash and cash equivalents on hand of approximately $61.2 million. We believe our current cash balances, together with the net product revenues, will be sufficient to meet our anticipated cash requirements to fund our U.S. pivotal trial, further expand the commercialization of the EndoBarrier, invest in our manufacturing and supply chain infrastructure, and to fund our currently contemplated research and development efforts through at least September 2015.

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

Due to the numerous risks and uncertainties associated with the development and commercialization of the EndoBarrier, we are unable to estimate precisely the amounts of capital outlays and operating expenditures necessary to complete the development of, and to obtain regulatory approval for, the EndoBarrier (other than in select markets in Europe, South America and Australia) for the U.S. and other markets for which we believe the EndoBarrier is suited. Our funding requirements will depend on many factors, including, but not limited to, the following:

•	the rate of progress and cost of our commercialization activities;

•	the expenses we incur in marketing and selling the EndoBarrier;

•	the revenue generated by sales of the EndoBarrier;

•	the product performance from a safety and efficacy standpoint in addressing diabetes and obesity;

•	the success of our investment in our manufacturing and supply chain infrastructure;

•	the time and costs involved in obtaining regulatory approvals for the EndoBarrier in new markets;

•	the success of our research and development efforts, including the U.S. pivotal trial;

•	the ability to ship CE marked products;

•	the emergence of competing or complementary developments; and

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

We exercised our option to renew the lease for our Baulkham Hills, Australia office for an additional 12 months and extended the lease through July 2015. Other than this, there have been no material changes from the contractual commitments and obligations previously disclosed in that registration statement.

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

Interest Rate Sensitivity

Our cash and cash equivalents of approximately $61.2 million at September 30, 2014 consisted of cash and money market funds, all of which will be used for working capital purposes. We do not enter into investments for trading or speculative purposes. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the U.S. and Australia. Because of the short-term nature of our cash and cash equivalents, we do not believe that we have any material exposure to changes in their fair values as a result of changes in interest rates. The continuation of historically low interest rates in the U.S. will limit our earnings on investments held in U.S. dollars.

We currently bear no debt and the debt we previously held bore a fixed rate and therefore had minimal exposure to changes in interest rates.

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

All of the proceeds from our 2011, 2013 and 2014 offerings were denominated in Australian dollars, and as of September 30, 2014 we held the equivalent of approximately US$6.6 million denominated as Australian dollars. Accordingly, we have had and will continue to have exposure to foreign currency exchange rate fluctuations. A change of 10% or more in foreign currency exchange rates of the Australian dollar or the Euro would have a material impact on our financial position and results of operations if our revenue continues to be denominated in currencies other than the U.S. dollar or if we retain a substantial portion of our cash and cash equivalents in Australian dollars. For example during the three-month period ended September 30, 2014, the Australian dollar depreciated from US$0.9420 to US$0.8752 which contributed to our realized and unrealized foreign exchange loss of approximately $0.5 million.

Effects of Inflation

We do not believe that inflation and changing prices over the three and nine months ended September 30, 2014 and 2013 had a significant impact on our results of operations.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

There were no changes during the period covered by this Quarterly Report on Form 10-Q materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors

In addition to the other information contained elsewhere in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Form 10 and as set forth below, which could materially affect our business, financial condition or future results. The risks described in our Form 10 and noted below are not the only risks we face. Additional risks that we do not presently know or that we currently believe are immaterial could also materially and adversely affect any of our business, financial condition or future results. The trading price of our CDIs may decline due to these risks.

We are subject to extensive and dynamic medical device regulation in the European Union and other areas and countries where we sell the EndoBarrier, which may impede or hinder the approval or sale of our products and, in some cases, may ultimately result in an inability to obtain approval of certain products or may result in the recall or seizure of previously approved products.

Before we can market our products in the European Union, or EU, and in many other parts of the world, we must obtain CE Mark certification, which indicates that a product meets the essential requirements of applicable EU Directives and has been subject to the appropriate conformity assessment route. This conformity assessment procedure is often done through a self-certification, but depending on the type of product, may also require verification by an independent certification body, called a “Notified Body.” Notified Bodies will also periodically audit us to ensure that we remain in compliance with the applicable requirements. The CE Mark allows free movement of products in the EU, the European Economic Area (EEA) and Switzerland although any of the member countries may require medical devices to be registered and also impose requirements relating to the language of the device information. Many non-European countries also recognize and accept the CE Mark. If we cannot support our performance claims and demonstrate continued compliance with the applicable EU requirements, we could lose our right to affix the CE Mark to our products, which would prevent us from selling our products within the territory and in other countries that recognize the CE Mark.

In addition, we are required to timely file various reports with regulatory authorities in the countries in which we market our products, including reports of adverse events including events that may have caused or contributed to a death or serious injury and malfunctions that would likely cause or contribute to a death or serious injury if the malfunction were to recur. If these reports are not timely filed, regulators may impose sanctions, including temporarily suspending our market authorizations or CE Mark, and sales of EndoBarrier may suffer. In that case, we may be subject to product liability or regulatory enforcement actions, all of which could harm our business. As we announced on October 6, 2014, our Notified Body temporarily suspended commercial product shipments labeled with a CE Mark affecting all countries where we were selling EndoBarrier, pending a review of our vigilance and reporting systems. If we are not able to successfully remedy our systems and resume product shipments, our business could be harmed and our inventory could become stale.

In some countries, we rely on our foreign distributors and agents to assist us in complying with foreign regulatory requirements, and we cannot be sure that they will always do so. If we or any of our suppliers, distributors, agents or customers fail to comply with applicable requirements, we may face:

•	adverse publicity;

•	investigations by governmental authorities;

•	fines and prosecutions;

•	increased difficulty in obtaining required approvals;

•	losses of approvals already granted;

•	delays in purchasing decisions by customers or cancellation of existing orders; and

•	the inability to sell our products in or to import our products into such countries.

Requirements affecting the development, manufacture and sale of medical devices are evolving and subject to future change. We cannot predict what impact, if any, those changes might have on our business. Failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition and results of operations. Later discovery of previously unknown problems with a product or manufacturer could result in fines, delays or suspensions of regulatory approvals. The failure to receive product approval on a timely basis, or the withdrawal of product approval by regulatory agencies could have a material adverse effect on our business, financial condition or results of operations.

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

On September 10, 2014, we issued 35,000 shares of common stock to our director Daniel Moore, sold in reliance on Section 4(a)(2) of the Securities Act of 1933. The shares are currently restricted until vesting requirements have been satisfied. Proceeds resulting from the sale were approximately $0.1 million.

Item 6.	Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GI Dynamics, Inc.

Date: November 10, 2014	By:	/s/ MICHAEL DALE
Michael D. Dale
Chief Executive Officer and Director (principal executive officer)

Date: November 10, 2014	By:	/s/ ROBERT CRANE
Robert W. Crane
Chief Financial Officer, Secretary and Treasurer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No:	Description

3.1	Certificate of Incorporation of GI Dynamics, Inc. incorporated by reference to Exhibit 3.1 of GI Dynamics, Inc.’s registration statement on Form 10, filed with the SEC on April 30, 2014

3.2	Bylaws of GI Dynamics, Inc. incorporated by reference to Exhibit 3.2 of GI Dynamics, Inc.’s registration statement on Form 10, filed with the SEC on April 30, 2014

10.1	Separation Agreement, dated August 28, 2014 between GI Dynamics, Inc. and Stuart A. Randle incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Current Report on Form 8-K, filed with the SEC on August 29, 2014

10.2	Letter of Employment, dated August 28, 2014, between GI Dynamics, Inc. and Michael Dale incorporated by reference to Exhibit 10.2 of GI Dynamics, Inc.’s Current Report on Form 8-K, filed with the SEC on August 29, 2014

10.3*	Non-Employee Director Compensation Policy

10.4*	Form of Indemnification Agreement

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act

32.1‡	Certification of Chief Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.2‡	Certification of Chief Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Database

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
‡	Furnished herewith.