Form 10-Q
period 2015-03-31
GI DYNAMICS, INC.
filed 2015-05-15
CIK 1245791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 30, 2015 there were 9,484,671 shares of common stock outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations, financial performance and condition as well as our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained in this Quarterly Report on Form 10-Q that are not of historical facts may be deemed to be forward-looking statements. The forward-looking statements are contained principally in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, but are not limited to, statements about:

•	our expectations with respect to regulatory submissions and approvals;

•	our expectations with respect to our clinical trials, including enrollment in our clinical trials;

•	our expectations with respect to our intellectual property position;

•	our ability to commercialize our products;

•	our ability to develop and commercialize new products;

•	our expectation with regard to inventory; and

•	our estimates regarding our capital requirements and our need for additional financing.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” “aims,” “assumes,” “goal,” “intends,” “objective,” “potential,” “positioned,” “target,” “continue,” “seek” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These forward-looking statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may later become inaccurate. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section (which incorporates by reference to our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC), that could cause actual results or events to differ materially from the forward-looking statements that we make.

You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to our Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements speak only as at the date of this Quarterly Report on Form 10-Q. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this Quarterly Report on Form 10-Q.

GI DYNAMICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

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

GI Dynamics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$40,016	$51,191
Accounts receivable, net	354	470
Inventory	4,962	5,488
Prepaid expenses and other current assets	1,457	1,165

Total current assets	46,789	58,314
Property and equipment, net	1,048	1,089
Other long-term assets	97	97

Total assets	$47,934	$59,500

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$740	$882
Accrued expenses	6,159	7,674
Deferred revenue	187	412
Other current liabilities	179	175

Total current liabilities	7,265	9,143

Deferred rent, net of current portion	127	166
Other liabilities	6	4
Warrants to purchase common stock	11	9

Commitments (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value – 500,000 shares authorized; no shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value – 13,000,000 shares authorized; 9,484,671 shares issued and 9,481,171 shares outstanding at March 31, 2015 and 9,483,671 shares issued and 9,480,171 shares outstanding at December 31, 2014	95	95
Class B common stock, $0.01 par value – 1,000,000 shares authorized; no shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Additional paid-in capital	250,705	250,009
Accumulated deficit	(210,275)	(199,926)

Total stockholders’ equity	40,525	50,178

Total liabilities and stockholders’ equity	$47,934	$59,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

GI Dynamics, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2015	2014

Revenue	$616	$906
Cost of revenue	886	903

Gross (loss) profit	(270)	3

Operating expenses:
Research and development	5,646	5,344
Sales and marketing	1,660	2,488
General and administrative	2,294	2,265

Total operating expenses	9,600	10,097

Loss from operations	(9,870)	(10,094)

Other income (expense):
Interest income	30	52
Interest expense	—	(1)
Foreign exchange (loss) gain	(493)	203
Remeasurement of warrant liability	(2)	180

Other income (expense), net	(465)	434

Loss before income tax expense	(10,335)	(9,660)
Income tax expense	14	21

Net loss	$(10,349)	$(9,681)

Basic and diluted net loss per common share	$(1.09)	$(1.20)

Weighted-average number of common shares used in basic and diluted net loss per common share	9,481,027	8,096,485
Comprehensive loss	$(10,349)	$(9,681)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GI Dynamics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net loss	$(10,349)	$(9,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	174	159
Stock-based compensation expense	694	1,062
Remeasurement of warrant liability	2	(180)
Changes in operating assets and liabilities:
Accounts receivable	116	(337)
Prepaid expenses and other current assets	(292)	(261)
Inventory	526	(210)
Accounts payable	(142)	(762)
Accrued expenses	(1,520)	518
Deferred revenue	(225)	65
Deferred rent	(36)	112

Net cash used in operating activities	(11,052)	(9,515)

Investing activities
Purchases of property and equipment	(125)	(80)

Net cash used in investing activities	(125)	(80)

Financing activities
Proceeds from exercise of stock options	2	484
Payments on long-term debt	—	(19)

Net cash provided by financing activities	2	465

Net decrease in cash and cash equivalents	(11,175)	(9,130)
Cash and cash equivalents at beginning of period	51,191	58,616

Cash and cash equivalents at end of period	$40,016	$49,486

Supplemental cash flow disclosures
Cash paid for interest	$—	$1
Income taxes paid	$47	$10
Equipment acquired under capital lease	$8	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Nature of Business

GI Dynamics, Inc. (the “Company”) was incorporated on March 24, 2003, as a Delaware corporation, with operations based in Lexington, Massachusetts. The Company is dedicated to restoring health and improving quality of life, through the design and application of device and management solutions for treatment of metabolic disease. The Company’s near-term goal is to establish EndoBarrier Therapy as a valued treatment option for patients suffering from type 2 diabetes and obesity by restoring more manageable blood sugar levels and reducing body weight. The Company is the developer of EndoBarrier, the first endoscopically-delivered device therapy approved for the treatment of obese type 2 diabetes with BMI ≥ 30 kg/m2, or obese patients with BMI ≥ 30 kg/m2 with ≥ 1 comorbidities, or obese patients with BMI >35 kg/m2. EndoBarrier is the only incision-free, non-anatomy altering solution designed to specifically mimic the duodenal-jejunal exclusion created by gastric bypass surgery. Since incorporation, the Company has devoted substantially all of its efforts to research and development, business planning, clinical research, clinical study management, reimbursement development, product commercialization, acquiring operating assets, and raising capital. The Company currently operates in one reportable business segment which designs, manufactures and markets medical devices.

In 2011, the Company began commercial sales of EndoBarrier, which is currently sold in select markets in Europe, South America, the Asia Pacific region and the Middle East.

In the U.S., the Company received approval from the Food and Drug Administration (“FDA”), to commence its pivotal trial, the ENDO Trial, which the Company began in 2013. The multi-center, randomized, double-blinded study plans to enroll 500 patients with uncontrolled type 2 diabetes and obesity at 25 sites in the U.S. The primary endpoint is improvement in diabetes control as measured by HbA1c levels.

On March 5, 2015, the Company announced that the FDA recommended discontinuing placement of any additional devices in its pivotal trial of EndoBarrier Therapy in the U.S., although monitoring and data collection of patients currently enrolled in the ENDO Trial will continue. The decision to hold further enrollment resulted from four cases of hepatic abscess among the 325 subjects currently enrolled in the ENDO Trial. Hepatic abscess is a known event related to the use of EndoBarrier but has recently presented at a higher than anticipated rate in the ENDO Trial. The FDA had requested additional information to further assess the risk-benefit profile of EndoBarrier in the ENDO Trial. In May 2015, the Company provided the FDA with the information requested.

The Company is subject to a number of risks similar to other medical device companies, including, but not limited to, market acceptance of the Company’s products, development by its competitors of new technological innovations, safety and efficacy of the products in clinical trials, the regulatory approval process governing medical devices and protection of proprietary technology. In addition, the Company will require additional funding to support its long-term operations. Any such financing may or may not be similar to transactions in which it has engaged in the past and there can be no assurance that any such financing opportunities will also be available on acceptable terms, if at all.

The Company has incurred operating losses since inception and at March 31, 2015, had an accumulated deficit of approximately $210.3million. The Company expects to incur significant operating losses for at least the next several years while it completes its ENDO Trial and seeks regulatory approval from the FDA. At March 31, 2015, the Company had approximately $40.0 million in cash and cash equivalents, which it believes is sufficient to fund its operations through March 2016. The Company does not expect its current cash balances will be sufficient to enable it to complete the full enrollment of the ENDO Trial. The Company will need to raise significant additional funding in order to complete the ENDO Trial and to continue to fund its operations beyond March 2016. The Company may seek to raise additional funds through a combination of collaborative arrangements, strategic alliances, and additional equity and debt financings or from other sources. There can be no assurance that any such financing opportunities will also be available on acceptable terms, if at all. If the Company is unable to raise capital when needed or on attractive terms, it could be forced to significantly delay, scale back or discontinue the ENDO Trial, other research and development activities and further commercialization of EndoBarrier.

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

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

2. Summary of Significant Accounting Policies and Basis of Presentation

The accompanying condensed consolidated financial statements and the related disclosures as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 are unaudited and have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K (“Form 10-K”). The December 31, 2014 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP for complete financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position as of March 31, 2015, results of its operations for the three months ended March 31, 2015 and 2014, and its cash flows for the three months ended March 31, 2015 and 2014. The interim results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The Company’s significant accounting policies are as described in Note 2, Summary of Significant Accounting Policies and Basis of Presentation, in the Company’s Form 10-K.

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

The Company leases office space under several non-cancelable operating leases. The Company has standard indemnification arrangements under these leases that require it to indemnify its landlords against all costs, expenses, fines, suits, claims, demands, liabilities, and actions directly resulting from any breach, violation, or nonperformance of any covenant or condition of the respective lease. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain.

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

2. Summary of Significant Accounting Policies and Basis of Presentation (continued)

As of March 31, 2015 and December 31, 2014, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible. As a result, no related reserves have been established.

Reverse Stock Split

In November 2014, the Company’s stockholders approved a 1-for-10 reverse stock split of the Company’s common stock that was effective April 9, 2015. All share and per share amounts in the condensed consolidated financial statements and notes thereto have been retroactively adjusted, where necessary, to reflect this reverse stock split. Because the par value of the Company’s shares of common stock remain unchanged after the date of the split, the total stated par value and additional paid-in capital changed by offsetting amounts. The stated par value was reduced to one-tenth of the amount before the split and the additional paid-in capital was increased the same amount.

Subsequent Events

The Company evaluates events occurring after the date of its condensed consolidated balance sheet for potential recognition or disclosure in its condensed consolidated financial statements. There have been no subsequent events other than that disclosed in Note 11 that have occurred through the date the Company issued its condensed consolidated financial statements that require disclosure in or adjustment to its condensed consolidated financial statements.

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

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

2. Summary of Significant Accounting Policies and Basis of Presentation (continued)

In April 2015, the FASB issued ASU No. 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (“ASU 2015-05”). This new standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 will be effective for the Company for reporting periods beginning after December 15, 2015. Early adoption is permitted and a company can elect to adopt ASU 2015-05 either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. Accordingly, the standard is effective for the Company on January 1, 2016. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

3. Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Potential common stock equivalents are determined using the treasury stock method. For diluted net loss per share purposes, the Company excludes stock options and other stock-based awards, including shares issued as a result of option exercises but which are subject to repurchase by the Company, whose effect would be anti-dilutive from the calculation. During the three months ended March 31, 2015 and 2014, common stock equivalents were excluded from the calculation of diluted net loss per common share, as their effect was anti-dilutive due to the net loss incurred. Therefore, basic and diluted net loss per share was the same in all periods presented.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding as of March 31, 2015 and 2014, as they would be anti-dilutive:

	Three Months Ended March 31,
	2015	2014
Warrants to purchase common stock	50,000	50,000
Options to purchase common stock and other stock-based awards	1,318,996	1,019,972

Total	1,368,996	1,069,972

4. Common Stock Warrants

In connection with the Company’s IPO in September 2011, the Company issued warrants in an aggregate amount of 50,000 shares of common stock at an exercise price of A$55.00 per share to the lead manager of the IPO and certain other investors. The warrants will expire on the fifth anniversary of their date of grant. The warrants may be converted on a cashless basis at the option of the holder. The Company has reserved 50,000 shares of common stock related to these warrants.

The Company accounts for the warrants under Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”). In accordance with the guidance included in ASC 815, because the Company’s functional currency is the U.S. dollar and the exercise price of the warrants is in Australian dollars, the Company is exposed to currency exchange risk related to the warrants. As a result, the warrants are not considered indexed to the Company’s own stock, and therefore, the warrants are classified as a liability and the fair value of the warrants must be remeasured at each reporting period. At the time the warrants were issued, the Company estimated the fair value of the warrants using the Black-Scholes option pricing model. The Company remeasures the fair value of the warrants at each reporting period using current assumptions and current foreign exchange rates, with changes in value recorded as other income or expense (Note 5).

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

5. Fair Value of Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, requiring the Company to develop its own assumptions for the asset or liability.

The following tables present the assets and liabilities the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$33,460	$33,460	$—	$—

Total assets	$33,460	$33,460	$—	$—

Liabilities
Warrants to purchase common stock	$11	$—	$—	$11

Total liabilities	$11	$—	$—	$11

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$38,454	$38,454	$—	$—

Total assets	$38,454	$38,454	$—	$—

Liabilities
Warrants to purchase common stock	$9	$—	$—	$9

Total liabilities	$9	$—	$—	$9

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

5. Fair Value of Financial Instruments (continued)

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the common stock warrants at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014
Exercise price (A$55.00 at current exchange rate)	$41.99	$45.10
Fair value of common stock	$5.53	$9.80
Expected volatility	94.2%	62.2%
Expected term (in years)	1.4	1.7
Risk-free interest rate	0.4%	0.5%
Expected dividend yield	—%	—%

The following table rolls forward the fair value of the warrants, where fair value is determined by Level 3 inputs (in thousands):

Balance at December 31, 2014	$9
Increase in fair value of warrants upon remeasurement included in other income (expense)	2

Balance at March 31, 2015	$11

Cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities at March 31, 2015 and December 31, 2014 are carried at amounts that approximate fair value due to their short-term maturities and highly liquid nature of these instruments.

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

At March 31, 2015 and December 31, 2014, one distributor accounted for approximately 33% and 32%, respectively, of the Company’s accounts receivable. At March 31, 2015, a second distributor accounted for approximately 11% of the Company’s accounts receivable. No other customer accounted for greater than 10% of the Company’s accounts receivable at March 31, 2015 and December 31, 2014.

The Company grants credit to customers in the normal course of business but generally does not require collateral or any other security to support its receivables. The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices not individually reviewed. To date, the Company has not had any write-offs of bad debt; however, as of March 31, 2015, the Company had approximately $75,000 of accounts receivable where collection is deemed to be doubtful, and as such, the Company has established an allowance for doubtful accounts. At December 31, 2014, the Company had an allowance for doubtful accounts of approximately $41,000.

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

6. Concentrations of Credit Risk, Accounts Receivable and Related Valuation Account (continued)

In certain circumstances the Company allows customers to return defective or nonconforming products for credit or replacement products. Defective or nonconforming products typically consist of those products that resulted in an unsuccessful implant procedure. The Company records an estimate for product returns based upon historical trends. The associated reserve for product returns is recorded as a reduction of the Company’s accounts receivable.

The following table shows the components of the Company’s accounts receivable at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Accounts receivable	$472	$555
Less: allowance for doubtful accounts	(75)	(41)
Less: allowance for sales returns	(43)	(44)

Total	$354	$470

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

In 2014, the Company determined that its raw material sleeve inventory was in excess of its currently anticipated commercial demand for future sales and as a result recorded a $1.6 million charge to reduce the carrying value of the raw material sleeve inventory. Factors contributing to the write-down included: the effect of the shipment hold that began on October 6, 2014 and ended on December 1, 2014 had on the Company’s inventory levels, the change in management and resulting changes to the Company’s commercial strategy, the expected timing of third-party payer reimbursement in its commercial markets, the uncertainty around the timing and success of its ENDO Trial and the historical accuracy of its demand forecasts. The Company continues to review any evidence that may indicate that the utility of additional amounts of the raw material sleeve inventory, as it was expected to be used, will be less than cost.

Inventory at March 31, 2015 and December 31, 2014 was as follows (in thousands):

	March 31, 2015	December 31, 2014
Finished goods	$881	$733
Work-in-process	1,808	2,401
Raw materials	2,273	2,354

Total	$4,962	$5,488

The Company has entered into consignment arrangements in which the Company delivers product to the customer but retains title to the product until it is implanted or otherwise consumed. At March 31, 2015 and December 31, 2014, approximately 5% and 4%, respectively, of the finished goods inventory was at customer locations pursuant to these arrangements.

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

8. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Laboratory equipment and manufacturing equipment	$545	$545
Computer equipment and software	1,125	1,125
Office furniture and equipment	229	221
Construction in process	173	48
Leasehold improvements	921	921

	2,993	2,860
Less accumulated depreciation and amortization	(1,945)	(1,771)

Total	$1,048	$1,089

In January 2015, the Company entered into a capital lease for certain office equipment. As of March 31, 2015, the Company had approximately $8,000 of assets under capital leases with a minimal accumulated amortization balance.

Depreciation and amortization expense of property and equipment, including equipment recorded under capital leases, was approximately $0.2 million for both the three months ended March 31, 2015 and 2014, respectively.

9. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Clinical trials	$3,316	$3,906
Payroll and related liabilities	1,597	2,629
Professional fees	714	634
Deferred rent, current portion	154	151
Current portion of capital lease obligation	2	—
Other	376	354

Total	$6,159	$7,674

Included in payroll and related liabilities at March 31, 2015, is a total of approximately $0.8 million of separation expenses which will be paid out through March 2016.

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

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

10. Commitments and Contingencies (continued)

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

Rent expense on noncancelable operating leases was approximately $0.1 million for each of the three month periods ended March 31, 2015 and 2014, respectively.

In March 2015, the Company entered into a capital lease for certain office equipment totaling approximately $8,000. The capital lease has a three year term and an interest rate of 14.1%.

Future minimum lease payments under all noncancelable lease arrangements at March 31, 2015, are as follows (in thousands):

Year Ending December 31,
2015	$481
2016	626
2017	3
2018	1

Total	$1,111

11. Stockholders’ Equity

On April 9, 2015, the Company amended its certificate of incorporation to reflect the one-for-ten reverse stock split approved by its shareholders. After giving effect to the reverse stock split, the authorized capital stock of the Company now consists of 14,500,000 shares, of which 13,000,000 shares are designated as common stock, 1,000,000 shares are designated as Class B common stock, and 500,000 shares are designated as preferred stock.

Common Stock

The Company authorized Class B common stock in order meet the Listing Rules of the ASX so far as they apply to escrowed securities. In the event that holders of common stock, who were subject to ASX-imposed escrow, breached the terms of their escrow agreement or the Listing Rules as they apply to escrowed securities, their common stock would have been automatically converted into Class B common stock until the earlier to occur of the expiration of the escrow period or the breach being rectified. The Class B common stock is identical to and ranks equally with the common stock except that Class B common stock has no voting rights and is not entitled to any dividends.

12. Stock Plans

The Company has two stock-based compensation plans under which stock options, restricted and unrestricted stock awards, restricted stock units, and other share-based awards are available for grant to employees, directors and consultants of the Company. At March 31, 2015, there were 668,516 shares available for future grant under both plans.

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

12. Stock Plans (continued)

The 2011 Employee, Director and Consultant Equity Incentive Plan (the “2011 Plan”, together with the 2003 Omnibus Stock Plan, the “Plans”) allows for an annual increase in the number of shares available for issue under the 2011 Plan commencing on the first day of each fiscal year during the period beginning in fiscal year 2012 and ending in fiscal year 2020. The annual increase in the number of shares shall be equal to the lowest of:

•	500,000 shares;

•	4% of the number of common shares outstanding as of such date; and

•	an amount determined by the Board of Directors or the Company’s compensation committee.

Accordingly, during the three months ended March 31, 2015, 379,346 shares were added to the 2011 Plan.

Stock-Based Compensation

Stock-based compensation is reflected in the condensed consolidated statements of comprehensive loss as follows for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014

Cost of revenue	$22	$28
Research and development	186	307
Sales and marketing	145	413
General and administrative	341	314

	$694	$1,062

During the three months ended March 31, 2015, the Company modified the post-employment exercise period of stock awards previously granted to the Company’s former chief financial officer in relation to his separation from the Company. The modification extended the exercise period to December 8, 2015. The modification resulted in an approximately $19,000 increase in stock-based compensation for the three months ended March 31, 2015. The Company accounted for the modification of these stock awards in accordance with the provisions of ASC 718, Stock Compensation (“ASC 718”).

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

Determining the fair value of stock-based awards using the Black-Scholes option-pricing model requires the use of highly subjective assumptions, including the expected term of the award and expected stock price volatility. The weighted-average assumptions used to estimate the fair value of employee stock options using the Black-Scholes option-pricing model were as follows for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Expected volatility	56.5%	62.9%
Expected term (in years)	6.05	6.05
Risk-free interest rate	1.5%	2.0%
Expected dividend yield	—%	—%

The Company uses historical data to estimate forfeiture rates. The Company’s estimated forfeiture rates were 5% and 2% at March 31, 2015 and 2014, respectively.

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

12. Stock Plans (continued)

Stock Options

The following table summarizes share-based activity under the Company’s stock option plans:

	Shares of Common Stock Attributable to Options	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2014	1,201,496	$26.36	6.41	$1,406
Granted(1)	2,750	$8.54
Exercised	(1,000)	$1.50
Cancelled	(89,784)	$36.65

Outstanding at March 31, 2015	1,113,462	$25.51	6.12	$261

Vested or expected to vest at March 31, 2015	1,084,378	$25.46	6.06	$261

Exercisable at March 31, 2015	531,631	$23.60	3.59	$261

(1)	Does not include 6,000 options granted to non-executive directors which are subject to shareholder approval under ASX Listing Rules.

As of March 31, 2015, there was approximately $7.6 million of unrecognized stock-based compensation, net of estimated forfeitures, related to unvested stock option grants having service-based vesting under the Plans which is expected to be recognized over a weighted-average period of 3.0 years. The total unrecognized stock-based compensation cost will be adjusted for future changes in estimated forfeitures.

The weighted-average grant date fair value of options granted during the three months ended March 31, 2015 and 2014 was $4.57 and $21.73, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2015 and 2014 was approximately $10,000 and $4.2 million, respectively. The intrinsic value represents the difference between the fair value of the Company’s common stock on the date of exercise and the exercise price of the stock option. Cash received from option exercises during the three months ended March 31, 2015 and 2014 was approximately $1,500 and $0.5 million, respectively. No tax benefits were realized from options and other stock-based payment arrangements during these periods.

The stock-based compensation plans provide that grantees may have the right to exercise an option prior to vesting. Shares purchased upon the exercise of unvested options will be subject to the same vesting schedule as the underlying options, and are subject to repurchase at the original exercise price by the Company should the grantee discontinue providing services to the Company for any reason, prior to becoming fully vested in such shares. At March 31, 2015 and December 31, 2014, there were 3,500 shares of common stock issued pursuant to the exercise of unvested options that remain unvested and subject to repurchase by the Company. The exercise of these shares is not substantive and as a result, the cash paid of approximately $0.1 million for the exercise price is considered a deposit or prepayment of the exercise price and is recorded as a liability. Additionally, while the shares of common stock subject to repurchase are included in the legally issued shares, they are excluded from the calculation of outstanding shares.

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

12. Stock Plans (continued)

Restricted Stock Units

Each restricted stock unit (“RSU”) represents a contingent right to receive one share of the Company’s common stock. All RSUs outstanding as of March 31, 2015 vest on a pro-rata basis on each anniversary of the issuance date over four years or vest in equal parts upon the achievement of a product revenue milestone and a regulatory milestone. There is no consideration payable on the vesting of RSUs issued under the Plans. Upon vesting, the RSUs are exercised automatically and settled in shares of the Company’s common stock.

The following table summarizes information related to the RSUs and activity during the three months ended March 31, 2015:

	Number of Units	Weighted- Average Contractual Life	Aggregate Intrinsic Value
		(in years)	(in thousands)
Outstanding at December 31, 2014	205,740	5.43	$2,016
Granted(1)	—
Vested/Exercised	—
Cancelled	(3,706)

Outstanding at March 31, 2015	202,034	5.05	$1,117

(1)	Does not include 6,000 RSUs granted to non-executive directors which are subject to shareholder approval under ASX Listing Rules.

The aggregate intrinsic value at March 31, 2015 noted in the table above represents the closing price of the Company’s common stock multiplied by the number of RSUs outstanding.

The fair value of each RSU award equals the closing price of the Company’s common stock on the date of grant. The weighted average grant date fair value per share of RSUs granted in the three months ended March 31, 2014 was $37.79. No RSUs were granted in the three months ended March 31, 2015 that are not subject to shareholder approval under the ASX Listing Rules.

At March 31, 2015, 118,490 of the RSUs outstanding are subject to performance-based vesting criteria as described above. For these awards, the vesting will occur upon the achievement of a certain product revenue milestone and a certain regulatory milestone. When achievement of the milestone is deemed probable, the Company expenses the compensation of the respective stock award over the implicit service period. During the three months ended March 31, 2015 the Company determined that a milestone previously deemed probable was now not probable of being achieved prior to the expiration of the award. This change in estimated forfeitures was recognized through a cumulative adjustment in the three months ended March 31, 2015, resulting in a reduction of stock-based compensation of approximately $0.3 million. In the three months ended March 31, 2014, stock-based compensation expense associated with RSUs was approximately $34,000, all of which was related to performance-based awards having milestones deemed probable of achievement at that time.

As of March 31, 2015, there was approximately $1.6 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested RSU awards that have service-based vesting. This expense is expected to be recognized over a weighted average period of 3.5 years. At March 31, 2015, no RSUs that have performance-based vesting criteria are considered probable of achievement and there remains approximately $2.5 million of unrecognized stock-based compensation, including the amount of the cumulative adjustment above.

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

13. Segment Reporting

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

At March 31, 2015, long-lived assets, comprised of property and equipment, of approximately $1.0 million are primarily held in the U.S. Total long-lived assets held outside of the U.S. represent less than 1% of total long-lived assets.

Product sales by geographic location for the three months ended March 31, 2015 and 2014 are listed in the table below (in thousands):

	Three Months Ended March 31,
	2015	2014
Europe	$441	$522
Middle East	101	207
South America	30	87
Asia Pacific	44	90

Total Revenue	$616	$906

Major Customers

In the three months ended March 31, 2015, two distributors accounted for approximately 24% and 12%, respectively, of the Company’s revenue. In the three months ended March 31, 2014, three distributors accounted for 12%, 11% and 10% of the Company’s revenue, respectively, and one health care provider accounted for approximately 12% of the Company’s revenue. No other customer accounted for greater than 10% of the Company’s revenue during the three months ended March 31, 2015 and 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2014 included in our Annual Report on Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in Item 1A. of our Annual Report on Form 10-K which are incorporated herein by reference, our actual results may differ materially from the results described in or implied by the forward-looking statements described in the following discussion and analysis.

Overview

We are a medical device company headquartered in Lexington, Massachusetts, that is dedicated to restoring health and improving quality of life through the design and application of device and management solutions for treatment of metabolic disease. Our near-term goal is to establish EndoBarrier Therapy as a valued treatment option for patients suffering from type 2 diabetes and obesity by restoring more manageable blood sugar levels and reducing body weight. We are the developer of EndoBarrier, the first endoscopically-delivered device therapy approved for the treatment of obese type 2 diabetes with BMI ≥ 30 kg/m2, or obese patients with BMI ≥ 30 kg/m2 with ≥ 1 comorbidities, or obese patients with BMI >35 kg/m2. EndoBarrier is the only incision-free, non-anatomy altering solution designed to specifically mimic the duodenal-jejunal exclusion created by gastric bypass surgery. We have commercially launched EndoBarrier which is now being sold in select markets in Europe and South America, as well as the Asia Pacific region and the Middle East. In countries where reimbursement is required for broad-based use, we are endeavoring to secure such reimbursement. In other countries where patients are more accustomed to paying for all or a majority of health care expenses, we are growing such markets or pursuing regulatory approvals.

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

In the U.S., we have received approval from the Food and Drug Administration, or FDA, to commence our pivotal trial, the ENDO Trial, which we began in 2013. The multi-center, randomized, double-blinded study plans to enroll 500 patients with uncontrolled type 2 diabetes and obesity at 25 sites in the U.S. The primary endpoint is improvement in diabetes control as measured by HbA1c levels.

On March 5, 2015, we announced that the FDA recommended discontinuing placement of any additional devices in our pivotal trial of EndoBarrier Therapy in the U.S., although monitoring and data collection of patients currently enrolled in the ENDO Trial will continue. The decision to hold further enrollment resulted from four cases of hepatic abscess among the 325 subjects currently enrolled in the ENDO Trial. Hepatic abscess is a known event related to the use of EndoBarrier but has recently presented at a higher than anticipated rate in the ENDO Trial. The FDA had requested additional information to further assess the risk-benefit profile of EndoBarrier in the ENDO Trial. In May 2015, we provided the FDA with the information requested.

For financial reporting purposes, we have one reportable segment which designs, manufactures and markets medical devices for the treatment of type 2 diabetes and obesity.

To date, we have devoted substantially all of our efforts to research and development, business planning, clinical research, clinical study management, reimbursement development, product commercialization, acquiring operating assets, and raising capital. We have incurred significant operating losses since our inception in 2003. As of March 31, 2015, we had an accumulated deficit of approximately $210.3 million. We expect to incur net losses for the foreseeable future as we continue our clinical trials, continue research and development into product improvements and next generation products, enhance our infrastructure and expand commercial markets.

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

During the three months ended March 31, 2015, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K.

Results of Operations

The following is a description of significant components of our operations, including significant trends and uncertainties that we believe are important to an understanding of our business and results of operations.

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Revenue	$616	$906
Cost of revenue	886	903

Gross (loss) profit	(270)	3

Operating expenses:
Research and development	5,646	5,344
Sales and marketing	1,660	2,488
General and administrative	2,294	2,265

Total operating expenses	9,600	10,097

Loss from operations	(9,870)	(10,094)

Other income (expense):
Interest income	30	52
Interest expense	—	(1)
Foreign exchange (loss) gain	(493)	203
Remeasurement of warrant liability	(2)	180

Other income (expense), net	(465)	434

Loss before income tax expense	(10,335)	(9,660)
Income tax expense	14	21

Net loss	$(10,349)	$(9,681)

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(dollars in thousands)

Revenue	$616	$906	$(290)	(32.0)%
Cost of revenue	886	903	(17)	(1.9)%

Gross (loss) profit	$(270)	$3	$(273)	(9,100.0)%

Revenue. The decrease in revenue of approximately $0.3 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily due to decreased revenue across all markets. Revenue decreased approximately 15%, 51%, 51% and 66% in Europe, the Asia Pacific region, the Middle East and South America, respectively, primarily as a result of lower unit volume.

Though it is uncertain to what extent the FDA’s recommendation that we discontinue placement of any additional devices in the ENDO Trial affected revenue in the three months ended March 31, 2015 as compared to other market factors, we believe that the ENDO Trial enrollment hold has and will likely continue to adversely affect sales. In general, we believe the recommendation by the FDA to halt further enrollment in the ENDO Trial, following the Notified Body request to stop shipment of CE Mark product in late 2014, have together adversely affected our commercial operations.

Cost of Revenue. The decrease in cost of revenue was approximately $17,000 for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The decrease in the cost of revenue was primarily related to lower unit volume partially offset by higher expenses related to decreased utilization of our manufacturing capacity due to lower production volume.

Gross profit decreased by approximately $0.3 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 for the reasons discussed above. We expect that our gross margin will vary, and may vary significantly, quarter to quarter and year to year due to our current stage of commercial development. Specifically, factors such as changes in volume of inventory production, utilization of our manufacturing capacity, changes in our manufacturing spending, and overall economies of scale may vary as revenues change.

Operating Expenses

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(dollars in thousands)

Research and development expense	$5,646	$5,344	$302	5.7%
Sales and marketing expense	1,660	2,488	(828)	(33.3)%
General and administrative expense	2,294	2,265	29	1.3%

Total operating expenses	$9,600	$10,097	$(497)	(4.9)%

Research and Development Expense. The increase in research and development expense of approximately $0.3 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily due to an increase of approximately $0.6 million in clinical trial and other clinical study related expenses, primarily third-party expenses related to the ENDO Trial, and an increase of approximately $0.2 million in consulting expenses; partially offset by an approximately $0.3 million decrease in compensation and employee related expenses, primarily from lower stock-based compensation expense and a decrease in headcount.

In March 2015, we announced that the FDA recommended discontinuing placement of any additional devices in the ENDO Trial, although monitoring and data collection of patients currently enrolled will continue. The enrollment hold’s impact on the costs of the ENDO Trial is uncertain at this time. It is possible that in the short-term we may realize savings in patient recruiting expenses; however, the long-term costs associated with the risk mitigation strategies we implement are unknown at this time.

Sales and Marketing Expense. The decrease in sales and marketing expense of approximately $0.8 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily the result of a decrease of approximately $0.5 million in compensation and employee related expenses, including an approximate $0.3 million reduction in stock-based compensation expense, associated with a lower number of sales and marketing employees, as well as a decrease of approximately $0.3 million marketing activities to support our commercialization efforts.

General and Administrative Expense. The increase in general and administrative expense of approximately $29,000 for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily a result of an increase in the allowance for doubtful accounts.

Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(dollars in thousands)

Other income (expense):
Interest income	$30	$52	$(22)	(42.3)%
Interest expense	—	(1)	1	100.0%
Foreign exchange (loss) gain	(493)	203	(696)	(342.9)%
Remeasurement of warrant liability	(2)	180	(182)	(101.1)%

Total other income (expense), net	$(465)	$434	$(899)	(207.1)%

Interest Income. The decrease in interest income of approximately $22,000 for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was due to both decreases in interest rates and average cash and cash equivalents balances.

Interest Expense. The decrease in interest expense of approximately $1,000 during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was due to the repayment of our debt in August 2014.

Foreign Exchange Gain (Loss). The decrease in foreign exchange gain of approximately $0.7 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily the result of the depreciation of the Australian dollar versus the U.S. dollar during the three months ended March 31, 2015.

Remeasurement of Warrant Liability. The change in the remeasurement of warrant liability of approximately $0.2 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was the result of a small increase in the fair value of the warrants issued in connection with our IPO at March 31, 2015 compared to a decrease in the fair value of the warrants at March 31, 2014.

Liquidity and Capital Resources

We have incurred losses since our inception in March 2003 and, as of March 31, 2015, we had an accumulated deficit of approximately $210.3 million. We have financed our operations from a combination of sales of equity securities and issuances of convertible term notes. In June 2011, we generated approximately $6.0 million in net proceeds from the issuance of our Convertible Term Promissory Notes. In September 2011, we generated approximately $72.5 million in proceeds, net of expenses and repayment of $6.0 million of Convertible Term Promissory Notes, from our IPO in Australia and simultaneous private placement in the U.S. In July and August 2013, we generated approximately $52.5 million in proceeds, net of expenses, from a private placement and share purchase plan of our CDIs. In May 2014, we generated approximately $30.8 million in proceeds, net of expenses, from a private placement of our CDIs. As of March 31, 2015, we had approximately $40.0 million of cash and cash equivalents.

During the three months ended March 31, 2015, our cash and cash equivalents balance decreased by approximately $11.2 million as a result of funds used to support our operations and to purchase property and equipment. We made payments related to, among other things, research and development, sales and marketing, and general and administrative expenses as we continued to invest in our commercialization of EndoBarrier and fund our ENDO Trial.

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(11,052)	$(9,515)
Investing activities	(125)	(80)
Financing activities	2	465

Net decrease in cash and cash equivalents	$(11,175)	$(9,130)

Cash Flows From Operating Activities

Net cash used in operating activities totaled approximately $11.0 million for the three months ended March 31, 2015. The primary uses of cash were:

•	to fund our net loss of approximately $10.3 million;

•	a net negative adjustment to cash flow from changes in working capital of approximately $1.6 million resulting primarily from decreases in accrued expenses, accounts payable and deferred rent and an increase in prepaids and other current assets, partially offset by decreases in accounts receivable and inventory; and

•	a net positive adjustment to cash flow from non-cash items of approximately $0.9 million, primarily from stock-based compensation.

Due to the nature and timing of the cash flows related to our ENDO Trial, we do not believe that the enrollment hold had a significant effect on our cash flows from operations for the three month’s ended March 31, 2015. It is possible that in the short-term the enrollment hold may have a favorable impact on cash flows from operating activities as we spend less on patient recruiting; however, the long-term impact on cash flows from operations will be dependent upon when enrollment may resume, if at all, and what risk mitigation strategies are implemented.

Net cash used in operating activities totaled approximately $9.5 million for the three months ended March 31, 2014. The primary uses of cash were:

•	to fund our net loss of approximately $9.7 million;

•	a net negative adjustment to cash flow from changes in working capital of approximately $0.9 million resulting primarily from increases in accounts receivable, prepaid and other current assets and inventory and a decrease in accounts payable, partially offset by increases in accrued expenses and deferred rent; and

•	a net positive adjustment to cash flow from non-cash items of approximately $1.1 million, primarily from stock-based compensation expense.

Cash Flows From Investing Activities

Cash used in investing activities for the three months ended March 31, 2015 and 2014 totaled approximately $0.1 million in each period and resulted from the purchase of property and equipment.

Cash Flows From Financing Activities

Cash provided by financing activities for the three months ended March 31, 2015 was approximately $2,000 and resulted from proceeds received upon the exercise of stock options.

Cash provided by financing activities for the three months ended March 31, 2014 totaled approximately $0.5 million and resulted primarily from the proceeds from the issuance of shares upon the exercise of stock options.

Funding Requirements

As of March 31, 2015, our primary source of liquidity was our cash and cash equivalents on hand of approximately $40.0 million. We expect to incur significant operating losses for at least the next several years while we complete our ENDO Trial and seek regulatory approval from the FDA, the timing and success of which is uncertain. We believe our current cash balances, together with the net product revenues, will be sufficient to meet our anticipated cash requirements to fund our ENDO Trial, continue the commercialization of EndoBarrier, invest in our manufacturing and supply chain infrastructure, and to fund our currently contemplated research and development efforts through March 2016. However, we do not expect our current cash balances will be sufficient to enable us to complete the full enrollment of the ENDO Trial. We will need to raise significant additional funding in order to complete the ENDO Trial and to continue to fund our operations beyond that point in time.

Our forecast of the period of time through which our financial resources will be adequate to support our operations are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the “Risk Factors” in Item 1A. of our Annual Report on Form 10-K which are incorporated herein by reference. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Due to the numerous risks and uncertainties associated with the development and commercialization of EndoBarrier, we are unable to estimate precisely the amounts of capital outlays and operating expenditures necessary to complete the development of, and to obtain regulatory approval for, EndoBarrier (other than in select markets in Europe, South America, the Middle East and the Asia Pacific region) for the U.S. and other markets for which we believe EndoBarrier is suited. Our funding requirements will depend on many factors, including, but not limited to, the following:

•	the rate of progress and cost of our commercialization activities;

•	the expenses we incur in marketing and selling EndoBarrier;

•	the timing and decisions of payer organizations related to reimbursement;

•	the revenue generated by sales of EndoBarrier;

•	the product performance from a safety and efficacy standpoint in addressing diabetes and obesity;

•	the success of our investment in our manufacturing and supply chain infrastructure;

•	the time and costs involved in obtaining regulatory approvals for EndoBarrier in new markets;

•	the success of our research and development efforts, including the ENDO Trial;

•	the ability to ship CE marked products;

•	the emergence of competing or complementary developments; and

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

We may seek to raise additional funds through a combination of collaborative arrangements, strategic alliances, and additional equity and debt financings or from other sources. We will continue to manage our capital structure and to consider all financing opportunities, whenever they may occur, that could strengthen our long-term liquidity profile. Any such capital transactions may or may not be similar to transactions in which we have engaged in the past and the ownership interests of our existing stockholders may be materially diluted. There can be no assurance that any such financing opportunities will also be available on acceptable terms, if at all. If we are unable to raise capital when needed or on attractive terms, we could be forced to significantly delay, scale back or discontinue the ENDO Trial, other research and development activities and further commercialization of EndoBarrier.

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

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Commitments and Obligations” in our Annual Report on Form 10-K.

In March 2015, we entered into a capital lease for certain office equipment totaling approximately $8,000. The capital lease has a three year term and an interest rate of 14.1%. Other than this, there have been no material changes from the contractual commitments and obligations previously disclosed in our Annual Report on Form 10-K.

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

In April 2015, the FASB issued ASU No. 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (“ASU 2015-05”). This new standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 will be effective for the Company for reporting periods beginning after December 15, 2015. Early adoption is permitted and a company can elect to adopt ASU 2015-05 either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. Accordingly, the standard is effective for us on January  1, 2016. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We develop, manufacture and sell EndoBarrier globally and our earnings and cash flows are exposed to market risk from changes in currency exchange rates and interest rates.

Interest Rate Sensitivity

Our cash and cash equivalents of approximately $40.0 million at March 31, 2015 consisted of cash and money market funds, all of which will be used for working capital purposes. We do not enter into investments for trading or speculative purposes. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the U.S. and Australia. Because of the short-term nature of our cash and cash equivalents, we do not believe that we have any material exposure to changes in their fair values as a result of changes in interest rates. The continuation of historically low interest rates in the U.S. will limit our earnings on investments held in U.S. dollars.

Our capital lease bears interest at a fixed rate and therefore has minimal exposure to changes in interest rates.

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

All of the proceeds from our 2011, 2013 and 2014 offerings were denominated in Australian dollars, and as of March 31, 2015 we held the equivalent of approximately US$5.3 million denominated in Australian dollars. Accordingly, we have had and will continue to have exposure to foreign currency exchange rate fluctuations. A change of 10% or more in foreign currency exchange rates of the Australian dollar or the Euro would have a material impact on our financial position and results of operations if our revenue continues to be denominated in currencies other than the U.S. dollar or if we retain a substantial portion of our cash and cash equivalents in Australian dollars. For example during the three-month period ended March 31, 2015, the Australian dollar depreciated from US$0.82020 to US$0.7634 resulting in an unrealized foreign exchange loss of approximately $0.5 million.

Effects of Inflation

We do not believe that inflation and changing prices over the three months ended March 31, 2015 and 2014 had a significant impact on our results of operations.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded no such changes during the quarter ended March 31, 2015 materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors

In addition to the other information contained elsewhere in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks that we do not presently know or that we currently believe are immaterial could also materially and adversely affect any of our business, financial condition or future results. The trading price of our CDIs may decline due to these risks.

Item 2.	Unregistered Sales of Equity Securities

None.

Item 6.	Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GI Dynamics, Inc.

Date: May 15, 2015	By:	/S/ MICHAEL D. DALE
Michael D. Dale
President, Chief Executive Officer and Director (principal executive officer)

Date: May 15, 2015	By:	/S/ ROBERT M. SOLOMON
Robert M. Solomon
Vice President, Finance, Secretary and Treasurer (principal financial officer and accounting officer)

EXHIBIT INDEX

Exhibit No:	Description

3.1.1	Certificate of Incorporation of GI Dynamics, Inc. incorporated by reference to Exhibit 3.1 of GI Dynamics, Inc.’s registration statement on Form 10, filed with the SEC on April 30, 2014

3.1.2	Certificate of Amendment to the Restated Certificate of Incorporation of GI Dynamics, Inc. incorporated by reference to Exhibit 3.1 of GI Dynamics, Inc.’s Current Report on Form 8-K, filed with the SEC on April 9, 2015

3.2	Bylaws of GI Dynamics, Inc. incorporated by reference to Exhibit 3.2 of GI Dynamics, Inc.’s registration statement on Form 10, filed with the SEC on April 30, 2014

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act

32.1‡	Certification of Chief Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.2‡	Certification of Chief Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Database

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
‡	Furnished herewith.