Form 10-Q
period 2015-06-30
GI DYNAMICS, INC.
filed 2015-08-13
CIK 1245791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015 there were 9,484,671 shares of common stock outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations, financial performance and condition as well as our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained in this Quarterly Report on Form 10-Q that are not of historical facts may be deemed to be forward-looking statements. The forward-looking statements are contained principally in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, but are not limited to, statements about:

•	our expectations with respect to regulatory submissions and approvals;

•	our expectations with respect to our clinical trials, including the consequences of terminating the ENDO Trial (as defined herein);

•	our expectations with respect to our intellectual property position;

•	our ability to commercialize our products;

•	our ability to develop and commercialize new products;

•	our expectation with regard to inventory; and

•	our estimates regarding our capital requirements and our need for additional financing.

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

FOR THE QUARTER ENDED JUNE 30, 2015

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GI Dynamics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$32,819	$51,191
Accounts receivable, net	283	470
Inventory	3,225	5,488
Prepaid expenses and other current assets	1,005	1,165

Total current assets	37,332	58,314
Property and equipment, net	954	1,089
Other long-term assets	97	97

Total assets	$38,383	$59,500

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,194	$882
Accrued expenses	5,574	7,674
Deferred revenue	116	412
Other current liabilities	179	175

Total current liabilities	7,063	9,143
Deferred rent, net of current portion	86	166
Other liabilities	5	4
Warrants to purchase common stock	19	9
Commitments (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value – 500,000 shares authorized; no shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value – 13,000,000 shares authorized; 9,484,671 shares issued and 9,481,171 shares outstanding at June 30, 2015 and 9,483,671 shares issued and 9,480,171 shares outstanding at December 31, 2014	95	95
Class B common stock, $0.01 par value – 1,000,000 shares authorized; no shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Additional paid-in capital	251,624	250,009
Accumulated deficit	(220,509)	(199,926)

Total stockholders’ equity	31,210	50,178

Total liabilities and stockholders’ equity	$38,383	$59,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

GI Dynamics, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$310	$840	$926	$1,746
Cost of revenue	2,012	550	2,898	1,453

Gross (loss) profit	(1,702)	290	(1,972)	293
Operating expenses:
Research and development	4,631	7,516	10,277	12,860
Sales and marketing	1,482	3,074	3,142	5,562
General and administrative	2,437	2,341	4,731	4,606

Total operating expenses	8,550	12,931	18,150	23,028

Loss from operations	(10,252)	(12,641)	(20,122)	(22,735)
Other income (expense):
Interest income	24	124	54	176
Interest expense	—	—	—	(1)
Foreign exchange gain (loss)	28	224	(465)	427
Remeasurement of warrant liability	(8)	15	(10)	195

Other income (expense), net	44	363	(421)	797

Loss before income tax expense	(10,208)	(12,278)	(20,543)	(21,938)
Income tax expense	26	22	40	43

Net loss	$(10,234)	$(12,300)	$(20,583)	$(21,981)

Basic and diluted net loss per common share	$(1.08)	$(1.38)	$(2.17)	$(2.58)

Weighted-average number of common shares used in basic and diluted net loss per common share	9,481,171	8,921,886	9,481,099	8,511,467
Comprehensive loss	$(10,234)	$(12,300)	$(20,583)	$(21,981)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GI Dynamics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net loss	$(20,583)	$(21,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	312	320
Stock-based compensation expense	1,613	2,208
Remeasurement of warrant liability	10	(195)
Change in inventory reserve	1,487	(105)
Changes in operating assets and liabilities:
Accounts receivable	187	(214)
Prepaid expenses and other current assets	160	103
Inventory	776	(62)
Accounts payable	312	272
Accrued expenses	(2,111)	1,468
Deferred revenue	(296)	27
Deferred rent	(71)	127

Net cash used in operating activities	(18,204)	(18,032)
Investing activities
Purchases of property and equipment	(169)	(182)

Net cash used in investing activities	(169)	(182)
Financing activities
Proceeds from exercise of stock options	2	522
Net proceeds from issuance of common stock	—	30,782
Payments on capital lease	(1)	—
Payments on long-term debt	—	(39)

Net cash provided by financing activities	1	31,265

Net decrease in cash and cash equivalents	(18,372)	13,051
Cash and cash equivalents at beginning of period	51,191	58,616

Cash and cash equivalents at end of period	$32,819	$71,667

Supplemental cash flow disclosures
Cash paid for interest	$—	$1
Income taxes paid	$52	$24
Equipment acquired under capital lease	$8	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Nature of Business

GI Dynamics, Inc. (the “Company”) was incorporated on March 24, 2003, as a Delaware corporation, with operations based in Lexington, Massachusetts. The Company is dedicated to restoring health and improving quality of life, through the design and application of device and management solutions for treatment of metabolic disease. The Company’s near-term goal is to establish EndoBarrier Therapy as a valued treatment option for patients suffering from type 2 diabetes and obesity by restoring more manageable blood sugar levels and reducing body weight. The Company is the developer of EndoBarrier, the first endoscopically-delivered device therapy approved for the treatment of obese type 2 diabetes with BMI > 30 kg/m2, or obese patients with BMI > 30 kg/m2 with > 1 comorbidities, or obese patients with BMI >35 kg/m2. EndoBarrier is the only incision-free, non-anatomy altering solution designed to specifically mimic the duodenal-jejunal exclusion created by gastric bypass surgery. Since incorporation, the Company has devoted substantially all of its efforts to research and development, business planning, clinical research, clinical study management, reimbursement development, product commercialization, acquiring operating assets, and raising capital. The Company currently operates in one reportable business segment which designs, manufactures and markets medical devices.

In 2011, the Company began commercial sales of EndoBarrier, which is currently sold in select markets in Europe, South America, the Asia Pacific region and the Middle East.

In the U.S., the Company received approval from the Food and Drug Administration (“FDA”), to commence its pivotal trial of EndoBarrier Therapy (the “ENDO Trial”), which the Company began in 2013. The multi-center, randomized, double-blinded study planned to enroll 500 patients with uncontrolled type 2 diabetes and obesity at 25 sites in the U.S. The primary endpoint was improvement in diabetes control as measured by HbA1c levels.

On March 5, 2015, the Company announced that the FDA recommended discontinuing placement of any additional devices in the ENDO Trial as a result of, at that date, four cases of hepatic abscess among the 325 subjects then enrolled in the ENDO Trial. Hepatic abscess, a bacterial infection of the liver, is a known event related to the use of EndoBarrier. As a result, the Company halted enrollment in the ENDO Trial, although monitoring and data collection of patients then enrolled in the ENDO Trial continued.

On July 30, 2015, the Company announced its decision to discontinue the ENDO Trial. The decision followed discussions with the FDA regarding resumption of ENDO Trial enrollment, which despite collaborative efforts by both parties were unable to yield a feasible path forward for the mitigation of a higher than anticipated incidence of hepatic abscess. The Company concluded that terminating the ENDO Trial, effective immediately, was in the best interest of all stakeholders.

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

The Company has incurred operating losses since inception and at June 30, 2015, had an accumulated deficit of approximately $220.5 million. Based on the Company’s decision to conclude the ENDO Trial, it has begun efforts to evaluate which markets are appropriate to continue pursuing reimbursement, market awareness and general market development efforts, and initiated efforts to restructure its business and costs, establish new priorities, continue limited market development and research, and evaluate strategic options. As a result, the Company expects to incur significant operating losses for the next several years. At June 30, 2015, the Company had approximately $32.8 million in cash and cash equivalents, which it believes is sufficient to fund its operations through September 2016. The Company does not expect its current cash balances will be sufficient to enable it to complete development of an improved EndoBarrier for its current use and potential new indications. The Company will need to raise additional funding in order to continue to fund its operations beyond September 2016. The Company may seek to raise additional funds through a combination of collaborative arrangements, strategic alliances, and additional equity and debt financings or from other sources. There can be no assurance that any such financing opportunities will also be available on acceptable terms, if at all. If the Company is unable to raise capital when needed, it could be forced to significantly delay, scale back or discontinue research and development activities and further commercialization of EndoBarrier.

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

2. Summary of Significant Accounting Policies and Basis of Presentation

The accompanying condensed consolidated financial statements and the related disclosures as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 are unaudited and have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K (“Form 10-K”). The December 31, 2014 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP for complete financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position as of June 30, 2015, results of its operations for the three and six months ended June 30, 2015 and 2014, and its cash flows for the six months ended June 30, 2015 and 2014. The interim results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

As of June 30, 2015 and December 31, 2014, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible. As a result, no related reserves have been established.

Reverse Stock Split

In November 2014, the Company’s stockholders approved a one-for-ten reverse stock split of the Company’s common stock that was effective April 9, 2015. All share and per share amounts in the condensed consolidated financial statements and notes thereto have been retroactively adjusted, where necessary, to reflect this reverse stock split. Because the par value of the Company’s shares of common stock remain unchanged after the date of the split, the total stated par value and additional paid-in capital changed by offsetting amounts. The stated par value was reduced to one-tenth of the amount before the split and the additional paid-in capital was increased the same amount.

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

Reclassifications

Certain reclassifications related to the presentation of the change in inventory in the condensed consolidated statements of cash flows have been made to prior year amounts to conform with current year presentation.

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

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

2. Summary of Significant Accounting Policies and Basis of Presentation (continued)

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The new standard will be effective for the Company for reporting periods beginning after December 15, 2017. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. Management is currently evaluating the impact of the pending adoption of ASU 2014-09 on the Company’s consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11, which simplifies the measurement of inventories valued under most methods, including the Company’s inventories valued under FIFO – the first-in, first-out cost method. Inventories valued under LIFO – the last-in, first-out method – are excluded. Under this new guidance, inventories valued under these methods would be valued at the lower of cost and net realizable value, with net realizable value defined as the estimated selling price less reasonable costs to sell the inventory. This guidance is effective for annual reporting beginning after December 15, 2016, including interim periods within the year of adoption, with early application permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

3. Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Potential common stock equivalents are determined using the treasury stock method. For diluted net loss per share purposes, the Company excludes stock options and other stock-based awards, including shares issued as a result of option exercises but which are subject to repurchase by the Company, whose effect would be anti-dilutive from the calculation. During the three and six months ended June 30, 2015 and 2014, common stock equivalents were excluded from the calculation of diluted net loss per common share, as their effect was anti-dilutive due to the net loss incurred. Therefore, basic and diluted net loss per share was the same in all periods presented.

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

3. Net Loss per Common Share (continued)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding as of June 30, 2015 and 2014, as they would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Warrants to purchase common stock	50,000	50,000	50,000	50,000
Options to purchase common stock and other stock-based awards	1,506,880	1,027,202	1,506,880	1,027,202

	1,556,880	1,077,202	1,556,880	1,077,202

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

5. Fair Value of Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, requiring the Company to develop its own assumptions for the asset or liability.

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

5. Fair Value of Financial Instruments (continued)

The following tables present the assets and liabilities the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$24,215	$24,215	$—	$—

Total assets	$24,215	$24,215	$—	$—

Liabilities
Warrants to purchase common stock	$19	$—	$—	$19

Total liabilities	$19	$—	$—	$19

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$38,454	$38,454	$—	$—

Total assets	$38,454	$38,454	$—	$—

Liabilities
Warrants to purchase common stock	$9	$—	$—	$9

Total liabilities	$9	$—	$—	$9

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the common stock warrants at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014
Exercise price (A$55.00 at current exchange rate)	$42.24	$45.10
Fair value of common stock	$5.76	$9.80
Expected volatility	113.9%	62.2%
Expected term (in years)	1.2	1.7
Risk-free interest rate	0.3%	0.5%
Expected dividend yield	—%	—%

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

5. Fair Value of Financial Instruments (continued)

The following table rolls forward the fair value of the warrants, where fair value is determined by Level 3 inputs (in thousands):

Balance at December 31, 2014	$9
Increase in fair value of warrants upon remeasurement included in other income (expense)	10

Balance at June 30, 2015	$19

Cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities at June 30, 2015 and December 31, 2014 are carried at amounts that approximate fair value due to their short-term maturities and highly liquid nature of these instruments.

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

At June 30, 2015 and December 31, 2014, one distributor accounted for approximately 18% and 32%, respectively, of the Company’s accounts receivable. No other customer accounted for greater than 10% of the Company’s accounts receivable at June 30, 2015 and December 31, 2014.

The Company grants credit to customers in the normal course of business but generally does not require collateral or any other security to support its receivables. The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices not individually reviewed. To date, the Company has not had any write-offs of bad debt; however, as of June 30, 2015, the Company had approximately $0.1 million of accounts receivable where collection is deemed to be doubtful, and as such, the Company has established an allowance for doubtful accounts. At December 31, 2014, the Company had an allowance for doubtful accounts of approximately $41,000.

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

The following table shows the components of the Company’s accounts receivable at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Accounts receivable	$433	$555
Less: allowance for doubtful accounts	(114)	(41)
Less: allowance for sales returns	(36)	(44)

Total	$283	$470

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

In June of 2015, the Company performed an analysis of its inventory on hand and due to current evidence that the utility of certain amounts of the raw material sleeve inventory as it was expected to be used will be less than its cost, recorded an approximately $1.4 million charge for excess inventory. Factors contributing to the inventory write-down included: the effect that the ENDO Trial enrollment hold and related uncertainty around the timing and success of the Company’s ENDO Trial had on commercial activity and the Company’s inventory levels, the expected timing of third-party payer reimbursement in its commercial markets, its conclusion that certain inventory will not be used for sales inside or outside the U.S. and the historical accuracy of its demand forecasts. As of June 30, 2015, the Company has a reserve totaling approximately $3.0 million for raw material sleeve inventory. The Company continues to review any evidence that may indicate that the utility of additional amounts of the raw material sleeve inventory, as it was expected to be used, will be less than cost.

Inventory at June 30, 2015 and December 31, 2014 was as follows (in thousands):

	June 30, 2015	December 31, 2014
Finished goods	$609	$733
Work-in-process	1,681	2,401
Raw materials	935	2,354

Total	$3,225	$5,488

The Company has entered into consignment arrangements in which the Company delivers product to the customer but retains title to the product until it is implanted or otherwise consumed. At June 30, 2015 and December 31, 2014, approximately 8% and 4%, respectively, of the finished goods inventory was at customer locations pursuant to these arrangements.

8. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Laboratory equipment and manufacturing equipment	$545	$545
Computer equipment and software	1,119	1,125
Office furniture and equipment	229	221
Construction in process	217	48
Leasehold improvements	921	921

	3,031	2,860
Less accumulated depreciation and amortization	(2,077)	(1,771)

Total	$954	$1,089

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

8. Property and Equipment (continued)

In January 2015, the Company entered into a capital lease for certain office equipment. As of June 30, 2015, the Company had approximately $8,000 of assets under capital leases with a minimal accumulated amortization balance.

Depreciation and amortization expense of property and equipment, including equipment recorded under capital leases, was approximately $0.1 million for the three months ended June 30, 2015 and approximately $0.2 million for the three months ended June 30, 2014. Depreciation and amortization expense of property and equipment, including equipment recorded under capital leases, was approximately $0.3 million for each of the six months ended June 30, 2015 and 2014.

9. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Clinical trials	$2,869	$3,906
Payroll and related liabilities	1,374	2,629
Professional fees	686	634
Deferred rent, current portion	160	151
Current portion of capital lease obligation	2	—
Other	483	354

Total	$5,574	$7,674

Included in payroll and related liabilities at June 30, 2015, is a total of approximately $0.4 million of separation expenses which will be paid out through March 2016.

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

In July 2013, the Company’s subsidiary, GI Dynamics Australia Pty Ltd, entered into a noncancelable operating lease for office space in Baulkham Hills, Australia. The initial term of the lease was for twelve months, which expired in July 2014. The Company exercised its option to renew the lease and extended the term through July 2015. In July 2015 the Company vacated this office space.

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

10. Commitments and Contingencies (continued)

Rent expense on noncancelable operating leases was approximately $0.1 million for each of the three-month periods ended June 30, 2015 and 2014, respectively. Rent expense on noncancelable operating leases was approximately $0.3 million for each of the six-month periods ended June 30, 2015 and 2014, respectively.

In March 2015, the Company entered into a capital lease for certain office equipment totaling approximately $8,000. The capital lease has a three-year term and an interest rate of 14.1%.

Future minimum lease payments under all noncancelable lease arrangements at June 30, 2015, are as follows (in thousands):

Year Ending December 31,
2015	$319
2016	626
2017	3
2018	1

Total	$949

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

Common Stock

The Company authorized Class B common stock in order meet the Listing Rules of the ASX so far as they apply to escrowed securities. In the event that holders of common stock, who were subject to ASX-imposed escrow, breached the terms of their escrow agreement or the Listing Rules as they apply to escrowed securities, their common stock would have been automatically converted into Class B common stock until the earlier to occur of the expiration of the escrow period or the breach being rectified. The Class B common stock is identical to and ranks equally with the common stock except that Class B common stock has no voting rights and is not entitled to any dividends. No shares of common stock are currently subject to such an escrow.

12. Stock Plans

The Company has two stock-based compensation plans under which stock options, restricted and unrestricted stock awards, restricted stock units, and other share-based awards are available for grant to employees, directors and consultants of the Company. At June 30, 2015, there were 480,632 shares available for future grant under both plans.

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

Accordingly, during the six months ended June 30, 2015, 379,346 shares were added to the 2011 Plan.

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

12. Stock Plans (continued)

Stock-Based Compensation

Stock-based compensation is reflected in the condensed consolidated statements of comprehensive loss as follows for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenue	$25	$32	$47	$60
Research and development	162	333	348	640
Sales and marketing	111	413	256	826
General and administrative	621	368	962	682

	$919	$1,146	$1,613	$2,208

During the six months ended June 30, 2015, the Company modified the post-employment exercise period of stock awards previously granted to the Company’s former chief financial officer in relation to his separation from the Company. The modification extended the exercise period to December 8, 2015. The modification resulted in an approximately $19,000 increase in stock-based compensation for the six months ended June 30, 2015. The Company accounted for the modification of these stock awards in accordance with the provisions of ASC 718, Stock Compensation (“ASC 718”).

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

Determining the fair value of stock-based awards using the Black-Scholes option-pricing model requires the use of highly subjective assumptions, including the expected term of the award and expected stock price volatility. The weighted-average assumptions used to estimate the fair value of employee stock options using the Black-Scholes option-pricing model were as follows for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected volatility	56.8%	62.0%	56.8%	62.8%
Expected term (in years)	6.04	6.05	6.04	6.05
Risk-free interest rate	1.6%	1.9%	1.6%	2.0%
Expected dividend yield	—%	—%	—%	—%

The Company uses historical data to estimate forfeiture rates. The Company’s estimated forfeiture rates were 10% and 5% at June 30, 2015 and 2014, respectively.

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

12. Stock Plans (continued)

Stock Options

The following table summarizes share-based activity under the Company’s stock option plans:

	Shares of Common Stock Attributable to Options	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2014	1,201,496	$26.36	6.41	$1,406
Granted	246,604	$5.42
Exercised	(1,000)	$1.50
Cancelled	(252,027)	$30.89

Outstanding at June 30, 2015	1,195,073	$21.11	6.88	$374

Vested or expected to vest at June 30, 2015	1,126,526	$21.17	6.76	$367

Exercisable at June 30, 2015	509,536	$22.41	4.24	$302

As of June 30, 2015, there was approximately $5.7 million of unrecognized stock-based compensation, net of estimated forfeitures, related to unvested stock option grants having service-based vesting under the Plans which is expected to be recognized over a weighted-average period of 2.75 years. The total unrecognized stock-based compensation cost will be adjusted for future changes in estimated forfeitures.

The weighted-average grant date fair value of options granted during the three months ended June 30, 2015 and 2014 was $2.89 and $13.25, respectively, and $2.91 and $20.40 for the six months ended June 30, 2015 and 2014, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2015 and 2014 was none and $0.2 million, respectively, and approximately $10,000 and $4.3 million for the six months ended June 30, 2015 and 2014, respectively. The intrinsic value represents the difference between the fair value of the Company’s common stock on the date of exercise and the exercise price of the stock option. Cash received from option exercises during the three months ended June 30, 2015 and 2014 was none and approximately $37,000, respectively. Cash received from option exercises during the six months ended June 30, 2015 and 2014 was approximately $1,500 and $0.5 million, respectively. No tax benefits were realized from options and other stock-based payment arrangements during these periods.

The stock-based compensation plans provide that grantees may have the right to exercise an option prior to vesting. Shares purchased upon the exercise of unvested options will be subject to the same vesting schedule as the underlying options, and are subject to repurchase at the original exercise price by the Company should the grantee discontinue providing services to the Company for any reason, prior to becoming fully vested in such shares. At June 30, 2015 and December 31, 2014, there were 3,500 shares of common stock issued pursuant to the exercise of unvested options that remain unvested and subject to repurchase by the Company. The exercise of these shares is not substantive and as a result, the cash paid of approximately $0.1 million for the exercise price is considered a deposit or prepayment of the exercise price and is recorded as a liability. Additionally, while the shares of common stock subject to repurchase are included in the legally issued shares, they are excluded from the calculation of outstanding shares.

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

12. Stock Plans (continued)

Restricted Stock Units

Each restricted stock unit (“RSU”) represents a contingent right to receive one share of the Company’s common stock. The RSUs outstanding as of June 30, 2015 vest on the first anniversary of the issuance date, vest on a pro-rata basis on each anniversary of the issuance date over four years or vest upon the achievement of certain product revenue, regulatory and reimbursement milestones. There is no consideration payable on the vesting of RSUs issued under the Plans. Upon vesting, the RSUs are exercised automatically and settled in shares of the Company’s common stock.

The following table summarizes information related to the RSUs and activity during the six months ended June 30, 2015:

	Number of Units	Weighted- Average Contractual Life	Aggregate Intrinsic Value
		(in years)	(in thousands)
Outstanding at December 31, 2014	205,740	5.43	$2,016
Granted	143,506
Vested/Exercised	—
Cancelled	(40,939)

Outstanding at June 30, 2015	308,307	5.07	$1,776

The aggregate intrinsic value at June 30, 2015 noted in the table above represents the closing price of the Company’s common stock multiplied by the number of RSUs outstanding.

The fair value of each RSU award equals the closing price of the Company’s common stock on the date of grant. The weighted average grant date fair value per share of RSUs granted during the three and six months ended June 30, 2015 was $5.39. The weighted average grant date fair value per share of RSUs granted during the six months ended June 30, 2014 was $37.79. No RSUs were granted in the three months ended June 30, 2014.

At June 30, 2015, 218,763 of the RSUs outstanding are subject to performance-based vesting criteria as described above. For these awards, the vesting will occur upon the achievement of certain product revenue, regulatory and reimbursement milestones. When achievement of the milestone is deemed probable, the Company expenses the compensation of the respective stock award over the implicit service period. During the three months ended June 30, 2015 the Company did not recognize any stock-based compensation for RSUs subject to performance-based vesting criteria. During the six months ended June 30, 2015 the Company determined that a milestone previously deemed probable was now not probable of being achieved prior to the expiration of the award. This change in estimate was recognized through a cumulative adjustment in the first six months of 2015, resulting in a reduction of stock-based compensation of approximately $0.3 million. In the three and six months ended June 30, 2014, stock-based compensation expense associated with RSUs subject to performance-based vesting criteria was approximately $67,000 and $0.1 million, respectively, as certain milestones were deemed probable of achievement at that time. Stock-based compensation for RSUs that have service-based vesting was approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2015, respectively. There was no stock-based compensation for RSUs that have service-based vesting in the three and six months ended June 30, 2014.

As of June 30, 2015, there was approximately $1.2 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested RSU awards that have service-based vesting. This expense is expected to be recognized over a weighted average period of 3.2 years. At June 30, 2015, no RSUs that have performance-based vesting criteria are considered probable of achievement and there remains approximately $3.0 million of unrecognized stock-based compensation, including the amount of the cumulative adjustment above.

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

At June 30, 2015, long-lived assets, comprised of property and equipment, of approximately $1.0 million are primarily held in the U.S. Total long-lived assets held outside of the U.S. represent less than 1% of total long-lived assets.

Product sales by geographic location for the three and six months ended June 30, 2015 and 2014 are listed in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Europe	$242	$527	$683	$1,048
Middle East	17	20	118	228
South America	5	134	34	221
Asia Pacific	46	159	91	249

Total Revenue	$310	$840	$926	$1,746

Major Customers

In the three months ended June 30, 2015, one distributor and one health care provider each accounted for approximately 10% of the Company’s revenue. In the three months ended June 30, 2014, one distributor accounted for approximately 16% of the Company’s revenue, and one health care provider accounted for approximately 11% of the Company’s revenue. No other customer accounted for greater than 10% of the Company’s revenue during the three months ended June 30, 2015 and 2014.

In the six months ended June 30, 2015, one distributor accounted for approximately 18% of the Company’s revenue. In the six months ended June 30, 2014, one distributor accounted for approximately 13% of the Company’s revenue and one health care provider accounted for approximately 12% of the Company’s revenue. No other customer accounted for greater than 10% of the Company’s revenue during the six months ended June 30, 2015 and 2014.

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

Overview

We are a medical device company headquartered in Lexington, Massachusetts, which is dedicated to restoring health and improving quality of life through the design and application of device and management solutions for treatment of metabolic disease. Our near-term goal is to establish EndoBarrier Therapy as a valued treatment option for patients suffering from type 2 diabetes and obesity by restoring more manageable blood sugar levels and reducing body weight. We are the developer of EndoBarrier, the first endoscopically-delivered device therapy approved for the treatment of obese type 2 diabetes with BMI > 30 kg/m2, or obese patients with BMI > 30 kg/m2 with > 1 comorbidities, or obese patients with BMI >35 kg/m2. EndoBarrier is the only incision-free, non-anatomy altering solution designed to specifically mimic the duodenal-jejunal exclusion created by gastric bypass surgery. We have commercially launched EndoBarrier which is now being sold in select markets in Europe and South America, as well as the Asia Pacific region and the Middle East.

Currently, we are focused on the commercialization of EndoBarrier in selected countries in Europe, South America, the Asia Pacific region and the Middle East. In certain geographies where reimbursement is necessary for clinical acceptance and commercial uptake, such as in Europe, we are already receiving partial reimbursement in certain markets at a local or national level, but we have not yet achieved full or national reimbursement in any market. In self-pay markets where we have regulatory approval, we are currently focusing on expanding both the product use per center and the number of centers.

In the U.S., we commenced enrollment of patients in our pivotal trial of EndoBarrier Therapy, the ENDO Trial, in 2013. The multi-center, randomized, double-blinded study planned to enroll 500 patients with uncontrolled type 2 diabetes and obesity at 25 sites in the U.S. The primary endpoint was improvement in diabetes control as measured by HbA1c levels. On March 5, 2015, at the recommendation of the Food and Drug Administration, or FDA, as a result of the higher than anticipated incidence of hepatic abscess, a bacterial infection of the liver, we halted enrollment in the ENDO Trial, although monitoring and data collection of patients then enrolled in the ENDO Trial continued.

On July 30, 2015, we announced our decision to discontinue the ENDO Trial. The decision followed discussions with the FDA regarding resumption of ENDO Trial enrollment, which despite collaborative efforts by both parties were unable to yield a feasible path forward for the mitigation of a higher than anticipated incidence of hepatic abscess. We concluded that terminating the ENDO Trial, effective immediately, was in the best interest of all stakeholders. With seven cases of hepatic abscess in the ENDO Trial, the incidence rate was approximately 3.5%, which exceeded a previously established safety threshold of 2%. The incidence of hepatic abscess in markets outside the U.S. is approximately 0.73% based on experience with approximately 3,000 units shipped commercially since 2009. A preliminary review of available efficacy data suggests a likely outcome (>90% probability) would have been a statistically significant benefit of EndoBarrier Therapy that exceeded the predefined trial endpoint for efficacy as measured by reduction of HbA1c blood sugar levels.

Based on our decision to conclude the ENDO Trial, we have begun efforts to evaluate which markets are appropriate to continue pursuing reimbursement, market awareness and general market development efforts.

For financial reporting purposes, we have one reportable segment which designs, manufactures and markets medical devices for the treatment of type 2 diabetes and obesity.

To date, we have devoted substantially all of our efforts to research and development, business planning, clinical research, clinical study management, reimbursement development, product commercialization, acquiring operating assets, and raising capital. We have incurred significant operating losses since our inception in 2003. As of June 30, 2015, we had an accumulated deficit of approximately $220.5 million. We expect to incur net losses for the next several years while we close out our ENDO Trial, initiate efforts to restructure our business and costs, establish new priorities, continue limited market development and research, and evaluate strategic options.

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

During the three months ended June 30, 2015, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K.

Results of Operations

The following is a description of significant components of our operations, including significant trends and uncertainties that we believe are important to an understanding of our business and results of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$310	$840	$926	$1,746
Cost of revenue	2,012	550	2,898	1,453

Gross profit (loss)	(1,702)	290	(1,972)	293
Operating expenses:
Research and development	4,631	7,516	10,277	12,860
Sales and marketing	1,482	3,074	3,142	5,562
General and administrative	2,437	2,341	4,731	4,606

Total operating expenses	8,550	12,931	18,150	23,028

Loss from operations	(10,252)	(12,641)	(20,122)	(22,735)
Other income (expense):
Interest income	24	124	54	176
Interest expense	—	—	—	(1)
Foreign exchange gain (loss)	28	224	(465)	427
Remeasurement of warrant liability	(8)	15	(10)	195

Other income (expense), net	44	363	(421)	797

Loss before income tax expense	(10,208)	(12,278)	(20,543)	(21,938)
Income tax expense	26	22	40	43

Net loss	$(10,234)	$(12,300)	$(20,583)	$(21,981)

Three and Six Months Ended June 30, 2015 Compared to Three and Six Months Ended June 30, 2014

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)				(dollars in thousands)
Revenue	$310	$840	$(530)	(63.1)%	$926	$1,746	$(820)	(47.0)%
Cost of revenue	2,012	550	1,462	265.8%	2,898	1,453	1,445	99.4%

Gross profit (loss)	$(1,702)	$290	$(1,992)	(686.9)%	$(1,972)	$293	$(2,265)	(773.0)%

Revenue. The decrease in revenue of approximately $0.5 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was primarily due to decreased revenue across all markets. Revenue decreased approximately 18%, 54%, 71% and 96% in the Middle East, Europe, Asia Pacific region and South America, respectively, primarily as a result of lower unit volume.

The decrease in revenue of approximately $0.8 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily due to decreased revenue across all markets. Revenue decreased approximately 35%, 48%, 64% and 84% in Europe, the Middle East, Asia Pacific region and South America, respectively, primarily as a result of lower unit volume.

We believe that the ENDO Trial enrollment hold and related uncertainty around the timing and success of the ENDO Trial was the primary factor adversely affecting revenue in the three months ended June 30, 2015 as compared to other market factors. We believe that our decision to terminate the ENDO Trial will likely continue to adversely affect sales. In general, we believe the Notified Body request to stop shipment of CE Mark product in late 2014, followed by the ENDO Trial enrollment hold, have together adversely affected our commercial operations, and that the recent decision to terminate the ENDO Trial will continue to adversely affect our commercial operations.

Cost of Revenue. Cost of revenue increased by approximately $1.5 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Cost of revenue increased approximately $1.4 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase in cost of revenue for both periods was primarily related to a charge of approximately $1.4 million for raw material sleeve inventory in excess of our currently anticipated commercial requirements for future sales of EndoBarrier due to current evidence that the utility of certain amounts of the raw material sleeve inventory, as it was expected to be used, will be less than cost. Factors contributing to the inventory write-down in the second quarter of 2015 included: the effect that the ENDO Trial enrollment hold and related uncertainty around the timing and success of the ENDO Trial had on commercial activity and our inventory levels, the expected timing of third-party payer reimbursement in our commercial markets, our conclusion that certain inventory will not be used for sales inside or outside the U.S. and the historical accuracy of our demand forecasts. The sleeves were purchased in 2013 prior to the termination of our supply agreement with Gore. Excluding the excess inventory charge, the increase in the cost of revenue was related to higher expenses related to decreased utilization of our manufacturing capacity due to lower production volume offset by lower revenue unit volume.

Gross profit decreased by approximately $2.0 million and $2.3 million for the three- and six-month periods ended June 30, 2015 compared to the three- and six-month periods ended June 30, 2014 for the reasons discussed above. We expect that our gross margin will vary, and may vary significantly, quarter to quarter and year to year due to our current stage of commercial development. Specifically, factors such as the effect on commercial operations of our decision to terminate the ENDO Trial, changes in volume of inventory production, utilization of our manufacturing capacity, changes in our manufacturing spending, and overall economies of scale may vary as revenues change.

Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)				(dollars in thousands)
Research and development expense	$4,631	$7,516	$(2,885)	(38.4)%	$10,277	$12,860	$(2,583)	(20.1)%
Sales and marketing expense	1,482	3,074	(1,592)	(51.8)%	3,142	5,562	(2,420)	(43.5)%
General and administrative expense	2,437	2,341	96	4.1%	4,731	4,606	125	2.7%

Total operating expenses	$8,550	$12,931	$(4,381)	(33.9)%	$18,150	$23,028	$(4,878)	(21.2)%

Research and Development Expense. The decrease in research and development expense of approximately $2.9 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was primarily due to a decrease of approximately $2.0 million in clinical trial and other clinical study related expenses, primarily third-party expenses related to the ENDO Trial, and decreases of approximately $0.7 million in compensation and employee related expenses, including approximately $0.2 million in lower stock-based compensation expense, due to staffing decreases, and approximately $0.1 million in consulting and outside services expenses.

The decrease in research and development expense of approximately $2.6 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily due to a decrease of approximately $1.4 million in clinical trial and other clinical study related expenses, primarily third-party expenses related to the ENDO Trial, decreases of approximately $0.8 million in compensation and employee related expenses, including approximately $0.3 million in lower stock-based compensation expense, due to staffing decreases, and approximately $0.1 million in consulting and outside services expenses.

In July 2015, we announced our decision to discontinue the ENDO Trial. We expect this decision will result in lower costs as we begin closing out the ENDO Trial, a process we believe will take several months to complete.

Sales and Marketing Expense. The decrease in sales and marketing expense of approximately $1.6 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was primarily the result of a decrease of approximately $0.9 million in compensation and employee related expenses, including an approximately $0.3 million reduction in stock-based compensation expense, associated with a lower number of sales and marketing employees, as well as a decrease of approximately $0.5 million in marketing activities to support our commercialization efforts.

The decrease in sales and marketing expense of approximately $2.4 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily the result of a decrease of approximately $1.3 million in compensation and employee related expenses, including an approximately $0.6 million reduction in stock-based compensation expense, associated with a lower number of sales and marketing employees, as well as a decrease of approximately $0.8 million in marketing activities to support our commercialization efforts.

General and Administrative Expense. The increase in general and administrative expense of approximately $0.1 million for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 was primarily a result of increased compensation and employee related expenses of approximately $0.2 million, including an approximately $0.3 million increase in stock-compensation, related to changes in our executive management team in 2014.

Other Income (Expense), Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)				(dollars in thousands)
Other income (expense):
Interest income	$24	$124	$(100)	(80.6)%	$54	$176	$(122)	(69.3)%
Interest expense	—	—	—	—	—	(1)	1	(100.0)%
Foreign exchange gain (loss)	28	224	(196)	(87.5)%	(465)	427	(892)	(208.9)%
Remeasurement of warrant liability	(8)	15	(23)	(153.3)%	(10)	195	(205)	(105.1)%

Total other income (expense), net	$44	$363	$(319)	(87.9)%	$(421)	$797	$(1,218)	(152.8)%

Interest Income. The decrease in interest income of approximately $0.1 million for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 was due to both decreases in interest rates and average cash and cash equivalents balances.

Interest Expense. The decrease in interest expense of approximately $1,000 for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was due to the repayment of our debt in August 2014.

Foreign Exchange Gain (Loss). The decrease in foreign exchange gain of approximately $0.2 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 and the increase in the foreign exchange loss of approximately $0.9 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 were primarily the result of the depreciation of the Australian dollar versus the U.S. dollar during the three and six months ended June 30, 2015.

Remeasurement of Warrant Liability. The change in the remeasurement of warrant liability of approximately $23,000 and $0.2 million for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014, respectively, was the result of a small increase in the fair value of the warrants issued in connection with our IPO at June 30, 2015 compared to a decrease in the fair value of the warrants at June 30, 2014.

Liquidity and Capital Resources

We have incurred losses since our inception in March 2003 and, as of June 30, 2015, we had an accumulated deficit of approximately $220.5 million. We have financed our operations from a combination of sales of equity securities and issuances of convertible term notes. In June 2011, we generated approximately $6.0 million in net proceeds from the issuance of our Convertible Term Promissory Notes. In September 2011, we generated approximately $72.5 million in proceeds, net of expenses and repayment of $6.0 million of Convertible Term Promissory Notes, from our IPO in Australia and simultaneous private placement in the U.S. In July and August 2013, we generated approximately $52.5 million in proceeds, net of expenses, from a private placement and share purchase plan of our CDIs. In May 2014, we generated approximately $30.8 million in proceeds, net of expenses, from a private placement of our CDIs. As of June 30, 2015, we had approximately $32.8 million of cash and cash equivalents.

During the six months ended June 30, 2015, our cash and cash equivalents balance decreased by approximately $18.4 million as a result of funds used to support our operations and to purchase property and equipment. We made payments related to, among other things, research and development, sales and marketing, and general and administrative expenses as we continued to invest in our commercialization of EndoBarrier and fund our ENDO Trial.

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(18,204)	$(18,032)
Investing activities	(169)	(182)
Financing activities	1	31,265

Net decrease in cash and cash equivalents	$(18,372)	$13,051

Cash Flows From Operating Activities

Net cash used in operating activities totaled approximately $18.2 million for the six months ended June 30, 2015. The primary uses of cash were:

•	to fund our net loss of approximately $20.6 million;

•	a net negative adjustment to cash flow from changes in working capital of approximately $1.0 million resulting primarily from decreases in inventory, accounts receivable and prepaid expenses and an increase in accounts payable, partially offset by decreases in accrued expenses, deferred revenue and deferred rent.

•	a net positive adjustment to cash flow from non-cash items of approximately $3.4 million, primarily from stock-based compensation and increases in inventory reserves resulting from a charge of approximately $1.4 million for inventory in excess of our commercial requirements.

Due to the nature and timing of the cash flows related to our ENDO Trial, we believe that the ENDO Trial had a significant effect on our cash flows from operations for the six months ended June 30, 2015 as our clinical trial accrual decreased by approximately $1.0 million. It is likely that our decision to conclude the ENDO Trial will have a significant effect on our cash flows from operations for the remainder of 2015 as we close out the ENDO Trial and reduce the existing clinical trial accruals.

Net cash used in operating activities totaled approximately $18.0 million for the six months ended June 30, 2014. The primary uses of cash were:

•	to fund our net loss of approximately $22 million;

•	a net positive adjustment to cash flow from changes in working capital of approximately $1.6 million resulting primarily from increases in accrued expenses and accounts payable; and

•	a net positive adjustment to cash flow from non-cash items of approximately $2.3 million, primarily from stock-based compensation expense.

Cash Flows From Investing Activities

Cash used in investing activities for the six months ended June 30, 2015 and 2014 totaled approximately $0.2 million in each period and resulted from the purchase of property and equipment.

Cash Flows From Financing Activities

Cash provided by financing activities for the six months ended June 30, 2015 was approximately $1,000 and resulted from proceeds received upon the exercise of stock options partially offset by payments on our capital lease.

Cash provided by financing activities for the six months ended June 30, 2014 totaled approximately $31.3 million and resulted primarily from the approximately $30.8 million in net proceeds from the issuance of CDI’s in the private equity placement in May 2014, and approximately $0.5 million in proceeds from the issuance of shares upon the exercise of stock options.

Funding Requirements

As of June 30, 2015, our primary source of liquidity was our cash and cash equivalents on hand of approximately $32.8 million. Based on our decision to conclude the ENDO Trial, we have begun efforts to evaluate which markets are appropriate to continue pursuing reimbursement, market awareness and general market development efforts, and initiated efforts to restructure our business and costs, establish new priorities, continue limited market development and research, and evaluate strategic options. As a result, we expect to incur significant operating losses for the next several years. We believe our current cash balances will be sufficient to meet our anticipated cash requirements to fund operations through September 2016. However, we do not expect our current cash balances will be sufficient to enable us to complete development of an improved EndoBarrier for its current use and potential new indications. We will need to raise additional funding in order to complete development of an improved EndoBarrier for its current use and potential new indications and to continue to fund our operations beyond that point in time.

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

Due to the numerous risks and uncertainties associated with the development and commercialization of EndoBarrier, we are unable to estimate precisely the amounts of capital outlays and operating expenditures necessary to complete the development of, and to obtain regulatory approval for, EndoBarrier (other than in select markets in Europe, South America, the Middle East and the Asia Pacific region) for the U.S. and other markets for which we believe EndoBarrier is suited. Our funding requirements will depend on many factors, including, but not limited to, the following:

•	the rate of progress and cost of our commercialization activities;

•	the expenses we incur in marketing and selling EndoBarrier;

•	the timing and decisions of payer organizations related to reimbursement;

•	the revenue generated by sales of EndoBarrier;

•	the product performance from a safety and efficacy standpoint in addressing diabetes and obesity;

•	the success of our investment in our manufacturing and supply chain infrastructure;

•	the time and costs involved in obtaining regulatory approvals for EndoBarrier in new markets;

•	the success of our research and development efforts;

•	the costs associated with terminating the ENDO Trial;

•	the ability to ship CE marked products;

•	the emergence of competing or complementary developments; and

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

We may seek to raise additional funds through a combination of collaborative arrangements, strategic alliances, and additional equity and debt financings or from other sources. We will continue to manage our capital structure and to consider all financing opportunities, whenever they may occur, that could strengthen our long-term liquidity profile. Any such capital transactions may or may not be similar to transactions in which we have engaged in the past and the ownership interests of our existing stockholders may be materially diluted. There can be no assurance that any such financing opportunities will also be available on acceptable terms, if at all. If we are unable to raise capital when needed, we could be forced to significantly delay, scale back or discontinue research and development activities and further commercialization of EndoBarrier.

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

In March 2015, we entered into a capital lease for certain office equipment totaling approximately $8,000. The capital lease has a three-year term and an interest rate of 14.1%. Other than this, there have been no material changes from the contractual commitments and obligations previously disclosed in our Annual Report on Form 10-K.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements please refer to Note 2, “Summary of Significant Accounting Policies and Basis of Presentation,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The new standard will be effective for us for reporting periods beginning after December 15, 2017. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. We are currently evaluating the impact of the pending adoption of ASU 2014-09 on our consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11, which simplifies the measurement of inventories valued under most methods, including our inventories valued under FIFO – the first-in, first-out cost method. Inventories valued under LIFO – the last-in, first-out method – are excluded. Under this new guidance, inventories valued under these methods would be valued at the lower of cost and net realizable value, with net realizable value defined as the estimated selling price less reasonable costs to sell the inventory. This guidance is effective for annual reporting beginning after December 15, 2016, including interim periods within the year of adoption, with early application permitted. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We develop, manufacture and sell EndoBarrier globally and our earnings and cash flows are exposed to market risk from changes in currency exchange rates and interest rates.

Interest Rate Sensitivity

Our cash and cash equivalents of approximately $32.8 million at June 30, 2015 consisted of cash and money market funds, all of which will be used for working capital purposes. We do not enter into investments for trading or speculative purposes. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the U.S. and Australia. Because of the short-term nature of our cash and cash equivalents, we do not believe that we have any material exposure to changes in their fair values as a result of changes in interest rates. The continuation of historically low interest rates in the U.S. will limit our earnings on investments held in U.S. dollars.

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

All of the proceeds from our 2011, 2013 and 2014 offerings were denominated in Australian dollars, and as of June 30, 2015 we held the equivalent of approximately US$5.0 million denominated in Australian dollars. Accordingly, we have had and will continue to have exposure to foreign currency exchange rate fluctuations. A change of 10% or more in foreign currency exchange rates of the Australian dollar or the Euro would have a material impact on our financial position and results of operations if our revenue continues to be denominated in currencies other than the U.S. dollar or if we retain a substantial portion of our cash and cash equivalents in Australian dollars. For example during the six-month period ended June 30, 2015, the Australian dollar depreciated from US$0.8202 to US$0.768 resulting in an unrealized foreign exchange loss of approximately $0.5 million.

Effects of Inflation

We do not believe that inflation and changing prices over the three months ended June 30, 2015 and 2014 had a significant impact on our results of operations.

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

Changes in Internal Control

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded no such changes during the quarter ended June 30, 2015 materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information contained elsewhere in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K and as set forth below, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks that we do not presently know or that we currently believe are immaterial could also materially and adversely affect any of our business, financial condition or future results. The trading price of our CDIs may decline due to these risks.

We cannot predict the outcome and timing of our current and future human clinical trials of EndoBarrier products.

The results of our current and future human clinical trials cannot be predicted. If any EndoBarrier products or other new products that we are developing and testing cause serious adverse events in our current or future human clinical trials, then these trials may need to be delayed or halted as we have done with our U.S. pivotal trial as a result of the higher than anticipated incidence of hepatic abscess, a bacterial infection of the liver. In addition, these clinical trials may not produce positive safety or efficacy results, or may produce results that are not as favorable as those seen in previous clinical trials.

Negative safety or efficacy results of our U.S. pivotal trial and any other current or future human clinical trials could require that we attempt to modify our products or technology to address these issues and there is no guarantee that any potential modifications would be able to be successfully developed.

If current or future human clinical trials of EndoBarrier products do not meet the required clinical specifications or cause serious adverse or unexpected events, such as those experienced in our U.S. pivotal trial, then these results could also materially impact product sales and reimbursement where we are currently selling our product, and could affect regulatory approvals and adoption in countries where our product is being or has been introduced or regulatory approvals to seek to expand the use of EndoBarrier. If we are not able to adequately address any adverse or unexpected events through training, education, changes in product design or product claims, this may significantly impair the commercial prospects for EndoBarrier.

In order to commercialize our products in the U.S. and certain other countries, we will need to obtain regulatory and other approvals. If we are unable to achieve or are delayed in achieving such approvals, this could have a significant effect on the time it takes to commercialize our technology in the U.S. and certain other countries.

At present, our only product that is approved for marketing and sale is EndoBarrier, which has received CE Mark approval in the E.U. and has been approved for inclusion on the Australian Register of Therapeutic Goods. There is no guarantee that we will maintain those approvals or obtain additional approvals from regulatory bodies, including the FDA in the U.S., to commercialize EndoBarrier or any of our other products. In the U.S., we have terminated our pivotal trial. Accordingly, we will not be able to obtain FDA approval to commercialize EndoBarrier in the U.S. without a new clinical trial which may be lengthy and expensive. The regulatory authorities in other countries may also require additional clinical trials. Necessary regulatory approvals could also be delayed, which could significantly impact our ability to commercialize our technology in the U.S. and other countries.

We will need substantial additional funding and may be unable to raise capital.

As we have only recently commenced commercial sales of our products, we are only generating a small amount of revenue and are not cash flow positive or profitable. Our net revenue from product sales was approximately $2.8 million for the year ended December 31, 2014 and approximately $0.9 million for the six months ended June 30, 2015. Our existing capital is insufficient to meet our requirements (including the costs of commercializing our products, conducting clinical trials, obtaining regulatory approvals and investing in the expansion of our manufacturing capacity) and cover any losses, so we will need to raise additional funds through financings or borrowings. Failure to raise additional funds could delay, reduce or halt our commercialization and clinical trial efforts.

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

GI Dynamics, Inc.

Date: August 13, 2015	By:	/s/ MICHAEL D. DALE
Michael D. Dale
President, Chief Executive Officer and Director (principal executive officer)

Date: August 13, 2015	By:	/s/ ROBERT M. SOLOMON
Robert M. Solomon
Vice President, Finance, Secretary and Treasurer (principal financial officer and accounting officer)

EXHIBIT INDEX

Exhibit No:	Description

3.1.1	Certificate of Incorporation of GI Dynamics, Inc. incorporated by reference to Exhibit 3.1 of GI Dynamics, Inc.’s registration statement on Form 10, filed with the SEC on April 30, 2014

3.1.2	Certificate of Amendment to the Restated Certificate of Incorporation of GI Dynamics, Inc. incorporated by reference to Exhibit 3.1 of GI Dynamics, Inc.’s Current Report on Form 8-K, filed with the SEC on April 9, 2015

3.2	Bylaws of GI Dynamics, Inc. incorporated by reference to Exhibit 3.2 of GI Dynamics, Inc.’s registration statement on Form 10, filed with the SEC on April 30, 2014

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act

32.1‡	Certification of Chief Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.2‡	Certification of Chief Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Database

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
‡	Furnished herewith.