Form 10-Q
period 2015-09-30
GI DYNAMICS, INC.
filed 2015-11-12
CIK 1245791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 1, 2015 there were 9,505,557 shares of common stock outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “aims,” “assumes,” “goal,” “intends,” “objective,” “potential,” “positioned,” “target,” “continue,” “seek” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These forward-looking statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may later become inaccurate. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section (which incorporates by reference to our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015, each filed with the Securities and Exchange Commission, or SEC), that could cause actual results or events to differ materially from the forward-looking statements that we make.

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

GI DYNAMICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

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

GI Dynamics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$24,439	$51,191
Accounts receivable, net	55	470
Inventory	2,731	5,488
Prepaid expenses and other current assets	964	1,165

Total current assets	28,189	58,314
Property and equipment, net	478	1,089
Other long-term assets	97	97

Total assets	$28,764	$59,500

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$900	$882
Accrued expenses	3,658	7,674
Deferred revenue	31	412
Warrants to purchase common stock	3	—
Other current liabilities	117	175

Total current liabilities	4,709	9,143

Deferred rent, net of current portion	43	166
Other liabilities	4	4
Warrants to purchase common stock	—	9

Commitments (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value – 500,000 shares authorized; no shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value – 13,000,000 shares authorized; 9,505,557 shares issued and 9,504,723 shares outstanding at September 30, 2015 and 9,483,671 shares issued and 9,480,171 shares outstanding at December 31, 2014	95	95
Class B common stock, $0.01 par value – 1,000,000 shares authorized; no shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Additional paid-in capital	252,511	250,009
Accumulated deficit	(228,598)	(199,926)

Total stockholders’ equity	24,008	50,178

Total liabilities and stockholders’ equity	$28,764	$59,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

GI Dynamics, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenue	$175	$609	$1,101	$2,355
Cost of revenue	918	393	3,816	1,846

Gross (loss) profit	(743)	216	(2,715)	509

Operating expenses:
Research and development	3,865	6,833	14,142	19,693
Sales and marketing	1,270	2,412	4,412	7,974
General and administrative	2,027	2,670	6,758	7,276

Total operating expenses	7,162	11,915	25,312	34,943

Loss from operations	(7,905)	(11,699)	(28,027)	(34,434)

Other income (expense):
Interest income	7	41	61	217
Interest expense	(1)	—	(1)	(1)
Foreign exchange loss	(180)	(522)	(645)	(95)
Remeasurement of warrant liability	16	69	6	264

Other income (expense), net	(158)	(412)	(579)	385

Loss before income tax expense	(8,063)	(12,111)	(28,606)	(34,049)
Income tax expense	26	19	66	62

Net loss	$(8,089)	$(12,130)	$(28,672)	$(34,111)

Basic and diluted net loss per common share	$(0.85)	$(1.28)	$(3.02)	$(3.86)

Weighted-average number of common shares used in basic and diluted net loss per common share	9,484,731	9,476,046	9,482,323	8,836,526
Comprehensive loss	$(8,089)	$(12,130)	$(28,672)	$(34,111)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GI Dynamics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net loss	$(28,672)	$(34,111)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	409	485
Stock-based compensation expense	2,438	3,370
Remeasurement of warrant liability	(6)	(264)
Impairment of fixed assets	389	—
Change in inventory reserve	1,699	(139)
Changes in operating assets and liabilities:
Accounts receivable	415	(210)
Prepaid expenses and other current assets	201	(385)
Inventory	1,058	(75)
Accounts payable	18	(126)
Accrued expenses	(4,030)	2,907
Deferred revenue	(381)	(63)
Deferred rent	(111)	91

Net cash used in operating activities	(26,573)	(28,520)

Investing activities
Purchases of property and equipment	(179)	(234)

Net cash used in investing activities	(179)	(234)

Financing activities
Proceeds from exercise of stock options	2	604
Net proceeds from issuance of common stock	—	30,782
Payments on capital lease	(2)	—
Payments on long-term debt	—	(58)

Net cash provided by financing activities	—	31,328

Net (decrease) increase in cash and cash equivalents	(26,752)	2,574
Cash and cash equivalents at beginning of period	51,191	58,616

Cash and cash equivalents at end of period	$24,439	$61,190

Supplemental cash flow disclosures
Cash paid for interest	$1	$1
Income taxes paid	$115	$36
Equipment acquired under capital lease	$8	$—

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

On July 30, 2015, the Company announced its decision to discontinue the ENDO Trial. The decision followed discussions with the FDA regarding resumption of ENDO Trial enrollment, which despite collaborative efforts by both parties were unable to yield a feasible path forward for the mitigation of a higher than anticipated incidence of hepatic abscess. The Company concluded that terminating the ENDO Trial was in the best interest of all stakeholders.

On August 21, 2015, the Company announced that it was reducing headcount by approximately 46% as part of its efforts to restructure its business and expenses in response to the termination of the ENDO Trial and to ensure sufficient cash remains available for it to establish new priorities, continue limited market development and research, and to evaluate strategic options.

The Company is subject to a number of risks similar to other medical device companies, including, but not limited to, market acceptance of the Company’s products, development by its competitors of new technological innovations, safety and efficacy of the products in clinical trials, the regulatory approval process governing medical devices and protection of proprietary technology. In addition, the Company will require additional funding to support its long-term operations. Any such financing may or may not be similar to transactions in which it has engaged in the past and there can be no assurance that any such financing opportunities will be available on acceptable terms, if at all.

The Company has incurred operating losses since inception and at September 30, 2015, had an accumulated deficit of approximately $228.6 million. Based on the Company’s decision to conclude the ENDO Trial, it has begun to evaluate which markets are appropriate to continue pursuing reimbursement, market awareness and general market development efforts, and started restructuring its business and costs, establishing new priorities, continuing limited research, and evaluating strategic options. As a result, the Company expects to incur significant operating losses for the next several years. At September 30, 2015, the Company had approximately $24.4 million in cash and cash equivalents, which it believes is sufficient to fund its operations through December 2016. The Company does not expect its current cash balances will be sufficient to enable it to complete development of an improved EndoBarrier for its current use and potential new indications. The Company will need to raise additional funding in order to continue to fund its operations beyond December 2016. The Company may seek to raise additional funds through a combination of collaborative arrangements, strategic alliances, and additional equity and debt financings or from other sources. There can be no assurance that any such financing opportunities will be available on acceptable terms, if at all. If the Company is unable to raise capital when needed, it could be forced to significantly delay or discontinue research and development activities and further commercialization of EndoBarrier.

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

1. Nature of Business (continued)

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

2. Summary of Significant Accounting Policies and Basis of Presentation

The accompanying condensed consolidated financial statements and the related disclosures as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 are unaudited and have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K (“Form 10-K”). The December 31, 2014 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP for complete financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position as of September 30, 2015, results of its operations for the three and nine months ended September 30, 2015 and 2014, and its cash flows for the nine months ended September 30, 2015 and 2014. The interim results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

As of September 30, 2015 and December 31, 2014, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible. As a result, no related reserves have been established.

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

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

2. Summary of Significant Accounting Policies and Basis of Presentation (continued)

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB approved a one year deferral of the effective date of this standard to annual reporting periods, and interim reporting periods within those years, beginning after December 15, 2017. Early adoption is permitted to the original effective date of December 15, 2016, including interim reporting periods within those years. The Company is currently evaluating the potential impact that ASU 2014-09 may have on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). This new standard gives a company’s management the final responsibilities to decide whether there is substantial doubt about the company’s ability to continue as a going concern and to provide related footnote disclosures. The standard provides guidance to management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that companies commonly provide in their footnotes. Under the new standard, management must decide whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This guidance is effective for annual reporting beginning after December 15, 2016, including interim periods within the year of adoption, with early application permitted. The Company is currently evaluating the potential impact that ASU 2014-15 may have on its consolidated financial statements.

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

3. Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Potential common stock equivalents are determined using the treasury stock method. For diluted net loss per share purposes, the Company excludes stock options and other stock-based awards, including shares issued as a result of option exercises but which are subject to repurchase by the Company, whose effect would be anti-dilutive from the calculation. During the three and nine months ended September 30, 2015 and 2014, common stock equivalents were excluded from the calculation of diluted net loss per common share, as their effect was anti-dilutive due to the net loss incurred. Therefore, basic and diluted net loss per share was the same in all periods presented.

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

3. Net Loss per Common Share (continued)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding as of September 30, 2015 and 2014, as they would be anti-dilutive:

	Three and Nine Months Ended September 30,
	2015	2014
Warrants to purchase common stock	50,000	50,000
Options to purchase common stock and other stock-based awards	1,341,303	1,541,923

	1,391,303	1,591,923

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

5. Fair Value of Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, requiring the Company to develop its own assumptions for the asset or liability.

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

5. Fair Value of Financial Instruments (continued)

The following tables present the assets and liabilities the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$19,202	$19,202	$—	$—

Total assets	$19,202	$19,202	$—	$—

Liabilities
Warrants to purchase common stock	$3	$—	$—	$3

Total liabilities	$3	$—	$—	$3

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$38,454	$38,454	$—	$—

Total assets	$38,454	$38,454	$—	$—

Liabilities
Warrants to purchase common stock	$9	$—	$—	$9

Total liabilities	$9	$—	$—	$9

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the common stock warrants at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014
Exercise price (A$55.00 at current exchange rate)	$38.56	$45.10
Fair value of common stock	$1.23	$9.80
Expected volatility	172.3%	62.2%
Expected term (in years)	0.9	1.7
Risk-free interest rate	0.3%	0.5%
Expected dividend yield	—%	—%

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

5. Fair Value of Financial Instruments (continued)

The following table rolls forward the fair value of the warrants, where fair value is determined by Level 3 inputs (in thousands):

Balance at December 31, 2014	$9
Decrease in fair value of warrants upon remeasurement included in other income (expense)	(6)

Balance at September 30, 2015	$3

Cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities at September 30, 2015 and December 31, 2014 are carried at amounts that approximate fair value due to their short-term maturities and highly liquid nature of these instruments.

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

At September 30, 2015, one health care provider and one distributor accounted for approximately 15% and 12%, respectively, of the Company’s accounts receivable. At December 31, 2014, one distributor accounted for approximately 32% of the Company’s accounts receivable. No other customer accounted for greater than 10% of the Company’s accounts receivable at September 30, 2015 and December 31, 2014.

The Company grants credit to customers in the normal course of business but generally does not require collateral or any other security to support its receivables. The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices not individually reviewed. To date, the Company has not had any write-offs of bad debt; however, as of September 30, 2015, the Company had approximately $0.1 million of accounts receivable where collection is deemed to be doubtful, and as such, the Company has established an allowance for doubtful accounts. At December 31, 2014, the Company had an allowance for doubtful accounts of approximately $41,000.

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

The following table shows the components of the Company’s accounts receivable at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Accounts receivable	$171	$555
Less: allowance for doubtful accounts	(95)	(41)
Less: allowance for sales returns	(21)	(44)

Total	$55	$470

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

In June of 2015, the Company performed an analysis of its inventory on hand and due to current evidence that the utility of certain amounts of the raw material sleeve inventory as it was expected to be used will be less than its cost, recorded an approximately $1.4 million charge for excess inventory. Factors contributing to the inventory write-down included: the effect that the ENDO Trial enrollment hold and related uncertainty around the timing and success of the Company’s ENDO Trial had on commercial activity and the Company’s inventory levels, the expected timing of third-party payer reimbursement in its commercial markets, its conclusion that certain inventory will not be used for sales inside or outside the U.S. and the historical accuracy of its demand forecasts. As of September 30, 2015, the Company has a reserve totaling approximately $3.0 million for raw material sleeve inventory. The Company continues to review any evidence that may indicate that the utility of additional amounts of the raw material sleeve inventory, as it was expected to be used, will be less than cost.

Inventory at September 30, 2015 and December 31, 2014 was as follows (in thousands):

	September 30, 2015	December 31, 2014
Finished goods	$266	$733
Work-in-process	1,414	2,401
Raw materials	1,051	2,354

Total	$2,731	$5,488

The Company has entered into consignment arrangements in which the Company delivers product to the customer but retains title to the product until it is implanted or otherwise consumed. At September 30, 2015 and December 31, 2014, approximately 9% and 4%, respectively, of the finished goods inventory was at customer locations pursuant to these arrangements.

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

8. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Laboratory equipment and manufacturing equipment	$415	$545
Computer equipment and software	1,118	1,125
Office furniture and equipment	229	221
Construction in process	42	48
Leasehold improvements	848	921

	2,652	2,860
Less accumulated depreciation and amortization	(2,174)	(1,771)

Total	$478	$1,089

As part of the Company’s restructuring in August 2015, the Company recognized a charge for impaired fixed assets as follows for the three and nine months ended September 30, 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenue	$265	$—	$265	$—
Research and development	100	—	100	—
Sales and marketing	5	—	5	—
General and administrative	19	—	19	—

	$389	$—	$389	$—

In January 2015, the Company entered into a capital lease for certain office equipment. As of September 30, 2015, the Company had approximately $8,000 of assets under capital leases with a minimal accumulated amortization balance.

Depreciation and amortization expense of property and equipment, including equipment recorded under capital leases, and the charge for impaired assets totaled approximately $0.5 million for the three months ended September 30, 2015 and approximately $0.2 million for the three months ended September 30, 2014. Depreciation and amortization expense of property and equipment, including equipment recorded under capital leases, and the charge for impaired assets was approximately $0.8 million for the nine months ended September 30, 2015 and approximately $0.5 million for the nine months ended September 30, 2014.

9. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Clinical trials	$1,622	$3,906
Payroll and related liabilities	891	2,629
Professional fees	730	634
Deferred rent, current portion	162	151
Current portion of capital lease obligation	2	—
Other	251	354

Total	$3,658	$7,674

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

9. Accrued Expenses (continued)

Included in payroll and related liabilities at September 30, 2015, is a total of approximately $0.2 million of separation expenses which will be paid out through March 2016.

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

Rent expense on noncancelable operating leases was approximately $0.1 million for each of the three-month periods ended September 30, 2015 and 2014, respectively. Rent expense on noncancelable operating leases was approximately $0.4 million for each of the nine-month periods ended September 30, 2015 and 2014, respectively.

In March 2015, the Company entered into a capital lease for certain office equipment totaling approximately $8,000. The capital lease has a three-year term and an interest rate of 14.1%.

Future minimum lease payments under all noncancelable lease arrangements at September 30, 2015, are as follows (in thousands):

Year Ending December 31,
2015	$160
2016	626
2017	3
2018	1

Total	$790

Separation Arrangements

The Company expects to incur approximately $0.1 million of additional separation expenses in the three months ending December 31, 2015 under existing separation agreements.

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

12. Stock Plans

The Company has two stock-based compensation plans under which stock options, restricted and unrestricted stock awards, restricted stock units, and other share-based awards are available for grant to employees, directors and consultants of the Company. At September 30, 2015, there were 622,654 shares available for future grant under both plans.

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

Accordingly, during the nine months ended September 30, 2015, 379,346 shares were added to the 2011 Plan.

Stock-Based Compensation

Stock-based compensation is reflected in the condensed consolidated statements of comprehensive loss as follows for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Cost of revenue	$24	$33	$71	$93
Research and development	61	330	410	970
Sales and marketing	97	376	353	1,202
General and administrative	643	423	1,604	1,105

	$825	$1,162	$2,438	$3,370

During the nine months ended September 30, 2015, the Company modified the post-employment exercise period of stock awards previously granted to the Company’s former chief financial officer in relation to his separation from the Company. The modification extended the exercise period to December 8, 2015. The modification resulted in an approximately $19,000 increase in stock-based compensation for the nine months ended September 30, 2015. The Company accounted for the modification of these stock awards in accordance with the provisions of ASC 718, Stock Compensation (“ASC 718”).

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

Determining the fair value of stock-based awards using the Black-Scholes option-pricing model requires the use of highly subjective assumptions, including the expected term of the award and expected stock price volatility. The weighted-average assumptions used to estimate the fair value of employee stock options using the Black-Scholes option-pricing model were as follows for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected volatility	—%	61.0%	56.8%	61.6%
Expected term (in years)	—	6.05	6.04	6.05
Risk-free interest rate	—%	2.1%	1.6%	2.1%
Expected dividend yield	—%	—%	—%	—%

The Company uses historical data to estimate forfeiture rates. The Company’s estimated forfeiture rates were 10% and 5% at September 30, 2015 and 2014, respectively.

Stock Options

The following table summarizes share-based activity under the Company’s stock option plans:

	Shares of Common Stock Attributable to Options	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2014	1,201,496	$26.36	6.41	$1,406
Granted	246,604	$5.42
Exercised	(1,000)	$1.50
Cancelled	(368,757)	$28.14

Outstanding at September 30, 2015	1,078,343	$20.99	5.86	$—

Vested or expected to vest at September 30, 2015	1,031,154	$21.05	5.54	$—

Exercisable at September 30, 2015	606,398	$22.08	3.73	$—

As of September 30, 2015, there was approximately $4.6 million of unrecognized stock-based compensation, net of estimated forfeitures, related to unvested stock option grants having service-based vesting under the Plans which is expected to be recognized over a weighted-average period of 2.5 years. The total unrecognized stock-based compensation cost will be adjusted for future changes in estimated forfeitures.

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

12. Stock Plans (continued)

There were no options granted during the three months ended September 30, 2015. The weighted-average grant date fair value of options granted during the three months ended September 30, 2014 was $12.38. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2015 and 2014 was $2.91 and $15.46, respectively. There were no options exercised during the three months ended September 30, 2015. The options exercised during the three months ended September 30, 2014 had no intrinsic value. The total intrinsic value of options exercised during the nine months ended September 30, 2015 and 2014 was approximately $10,000 and $4.3 million, respectively. The intrinsic value represents the difference between the fair value of the Company’s common stock on the date of exercise and the exercise price of the stock option. Cash received from option exercises during the three months ended September 30, 2015 and 2014 was none and approximately $82,000. Cash received from option exercises during the nine months ended September 30, 2015 and 2014 was approximately $1,500 and $0.6 million, respectively. No tax benefits were realized from options and other stock-based payment arrangements during these periods.

The stock-based compensation plans provide that grantees may have the right to exercise an option prior to vesting. Shares purchased upon the exercise of unvested options will be subject to the same vesting schedule as the underlying options, and are subject to repurchase at the original exercise price by the Company should the grantee discontinue providing services to the Company for any reason, prior to becoming fully vested in such shares. At September 30, 2015 and December 31, 2014, there were 834 shares and 3,500 shares, respectively, of common stock issued pursuant to the exercise of unvested options that remain unvested and subject to repurchase by the Company. The exercise of these unvested shares is not substantive and as a result, the portion of cash paid for the exercise price of these shares is considered a deposit or prepayment of the exercise price and is recorded as a liability. The liability related to these shares was approximately $19,000 and $0.1 million, respectively, at September 30, 2015 and December 31, 2014. Additionally, while the shares of common stock subject to repurchase are included in the legally issued shares, they are excluded from the calculation of outstanding shares.

Restricted Stock Units

Each restricted stock unit (“RSU”) represents a contingent right to receive one share of the Company’s common stock. The RSUs outstanding as of September 30, 2015 vest on the first anniversary of the issuance date, vest on a pro-rata basis on each anniversary of the issuance date over four years or vest upon the achievement of certain product revenue, regulatory and reimbursement milestones. There is no consideration payable on the vesting of RSUs issued under the Plans. Upon vesting, the RSUs are exercised automatically and settled in shares of the Company’s common stock.

The following table summarizes information related to the RSUs and activity during the nine months ended September 30, 2015:

	Number of Units	Weighted- Average Contractual Life	Aggregate Intrinsic Value
		(in years)	(in thousands)
Outstanding at December 31, 2014	205,740	5.43	$2,016
Granted	143,506
Vested/Exercised	(20,886)
Cancelled	(66,234)

Outstanding at September 30, 2015	262,126	4.55	$322

The aggregate intrinsic value at September 30, 2015 noted in the table above represents the closing price of the Company’s common stock multiplied by the number of RSUs outstanding.

The fair value of each RSU award equals the closing price of the Company’s common stock on the date of grant. No RSUs were granted during the three months ended September 30, 2015. The weighted average grant date fair value per share of RSUs granted during the nine months ended September 30, 2015 was $5.39. The weighted average grant date fair value per share of RSUs granted during the three and nine months ended September 30, 2014 was $21.50 and $22.64, respectively.

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

12. Stock Plans (continued)

At September 30, 2015, 193,468 of the RSUs outstanding are subject to performance-based vesting criteria as described above. For these awards, the vesting will occur upon the achievement of certain product revenue, regulatory and reimbursement milestones. When achievement of the milestone is deemed probable, the Company expenses the compensation of the respective stock award over the implicit service period. During the three months ended September 30, 2015, the Company did not recognize any stock-based compensation for RSUs subject to performance-based vesting criteria. During the nine months ended September 30, 2015, the Company determined that a milestone previously deemed probable was now not probable of being achieved prior to the expiration of the award. This change in estimate was recognized through a cumulative adjustment in the first nine months of 2015, resulting in a reduction of stock-based compensation of approximately $0.3 million. In the three and nine months ended September 30, 2014, stock-based compensation expense associated with RSUs subject to performance-based vesting criteria was approximately $12,000 and $0.1 million, respectively, as certain milestones were deemed probable of achievement at that time. Stock-based compensation for RSUs that have service-based vesting was approximately $15,000 for the three and nine months ended September 30, 2014, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2015, respectively.

As of September 30, 2015, there was approximately $1.2 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested RSU awards that have service-based vesting. This expense is expected to be recognized over a weighted average period of 2.8 years. At September 30, 2015, no RSUs that have performance-based vesting criteria are considered probable of achievement and there remains approximately $2.5 million of unrecognized stock-based compensation, including the amount of the cumulative adjustment above.

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

At September 30, 2015, long-lived assets, comprised of property and equipment, of approximately $0.5 million are primarily held in the U.S. Total long-lived assets held outside of the U.S. represent less than 1% of total long-lived assets.

Product sales by geographic location for the three and nine months ended September 30, 2015 and 2014 are listed in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Europe	$127	$405	$810	$1,453
Middle East	20	14	139	242
South America	6	63	40	284
Asia Pacific	22	127	112	376

Total Revenue	$175	$609	$1,101	$2,355

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

13. Segment Reporting (continued)

Major Customers

In the three months ended September 30, 2015, two health care providers accounted for approximately 17% and 10%, respectively, of the Company’s revenue, and two distributors accounted for approximately 13% and 11%, respectively, of the Company’s revenue. In the three months ended September 30, 2014, one health care provider accounted for approximately 13% of the Company’s revenue and one distributor accounted for approximately 10% of the Company’s revenue. No other customer accounted for greater than 10% of the Company’s revenue during the three months ended September 30, 2015 and 2014.

In the nine months ended September 30, 2015, one distributor accounted for approximately 17% of the Company’s revenue. In the nine months ended September 30, 2014, one distributor accounted for approximately 11% of the Company’s revenue. No other customer accounted for greater than 10% of the Company’s revenue during the nine months ended September 30, 2015 and 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2014 included in our Annual Report on Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in Item 1A. of our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015 which are incorporated herein by reference, our actual results may differ materially from the results described in or implied by the forward-looking statements described in the following discussion and analysis.

Overview

We are a medical device company headquartered in Lexington, Massachusetts, which is dedicated to restoring health and improving quality of life through the design and application of device and management solutions for treatment of metabolic disease. Our near-term goal is to establish EndoBarrier Therapy as a valued treatment option for patients suffering from type 2 diabetes and obesity by restoring more manageable blood sugar levels and reducing body weight. We are the developer of EndoBarrier, the first endoscopically-delivered device therapy approved for the treatment of obese type 2 diabetes with BMI ≥ 30 kg/m2, or obese patients with BMI ≥ 30 kg/m2 with ≥ 1 comorbidities, or obese patients with BMI >35 kg/m2. EndoBarrier is the only incision-free, non-anatomy altering solution designed to specifically mimic the duodenal-jejunal exclusion created by gastric bypass surgery. We have commercially launched EndoBarrier which is now being sold in select markets in Europe, South America, the Asia Pacific region and the Middle East.

As part of our reorganization efforts in the third quarter of 2015, we decided to focus sales activity on a limited number of countries while disengaging from others. As a result, we are focused on the commercialization of EndoBarrier in selected countries in Europe, the Asia Pacific region and the Middle East. In certain geographies where reimbursement is necessary for clinical acceptance and commercial uptake, such as in Europe, we are already receiving partial reimbursement in certain markets at a local or national level, but we have not yet achieved full or national reimbursement in any market. In self-pay markets where we have regulatory approval, we are currently focusing on expanding the product use per center.

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

On July 30, 2015, we announced our decision to discontinue the ENDO Trial. The decision followed discussions with the FDA regarding resumption of ENDO Trial enrollment, which despite collaborative efforts by both parties were unable to yield a feasible path forward for the mitigation of a higher than anticipated incidence of hepatic abscess. We concluded that terminating the ENDO Trial was in the best interest of all stakeholders. With seven cases of hepatic abscess in the ENDO Trial, the incidence rate was approximately 3.5%, which exceeded a previously established safety threshold of 2%. The incidence of hepatic abscess in markets outside the U.S. is approximately 0.73% based on experience with approximately 3,000 units shipped commercially since 2009. A preliminary review of available efficacy data suggests a likely outcome (>90% probability) would have been a statistically significant benefit of EndoBarrier Therapy that exceeded the predefined trial endpoint for efficacy as measured by reduction of HbA1c blood sugar levels.

On August 21, 2015, we announced that we were reducing headcount by approximately 46% as part of our efforts to restructure our business and expenses in response to the termination of the ENDO Trial and to ensure sufficient cash remains available for us to establish new priorities, continue limited market development and research, and to evaluate strategic options.

For financial reporting purposes, we have one reportable segment which designs, manufactures and markets medical devices for the treatment of type 2 diabetes and obesity.

To date, we have devoted substantially all of our efforts to research and development, business planning, clinical research, clinical study management, reimbursement development, product commercialization, acquiring operating assets, and raising capital. We have incurred significant operating losses since our inception in 2003. As of September 30, 2015, we had an accumulated deficit of approximately $228.6 million. We expect to incur net losses for the next several years while we close out our ENDO Trial, restructure our business and costs, establish new priorities, continue limited market development and research, and evaluate strategic options.

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

During the three months ended September 30, 2015, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K.

Results of Operations

The following is a description of significant components of our operations, including significant trends and uncertainties that we believe are important to an understanding of our business and results of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenue	$175	$609	$1,101	$2,355
Cost of revenue	918	393	3,816	1,846

Gross (loss) profit	(743)	216	(2,715)	509

Operating expenses:
Research and development	3,865	6,833	14,142	19,693
Sales and marketing	1,270	2,412	4,412	7,974
General and administrative	2,027	2,670	6,758	7,276

Total operating expenses	7,162	11,915	25,312	34,943

Loss from operations	(7,905)	(11,699)	(28,027)	(34,434)

Other income (expense):
Interest income	7	41	61	217
Interest expense	(1)	—	(1)	(1)
Foreign exchange loss	(180)	(522)	(645)	(95)
Remeasurement of warrant liability	16	69	6	264

Other income (expense), net	(158)	(412)	(579)	385

Loss before income tax expense	(8,063)	(12,111)	(28,606)	(34,049)
Income tax expense	26	19	66	62

Net loss	$(8,089)	$(12,130)	$(28,672)	$(34,111)

Three and Nine Months Ended September 30, 2015 Compared to Three and Nine Months Ended September 30, 2014

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)				(dollars in thousands)

Revenue	$175	$609	$(434)	(71.3)%	$1,101	$2,355	$(1,254)	(53.2)%
Cost of revenue	918	393	525	133.6%	3,816	1,846	1,970	106.7%

Gross (loss) profit	$(743)	$216	$(959)	(444.0)%	$(2,715)	$509	$(3,224)	(633.4)%

Revenue. The decrease in revenue of approximately $0.4 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily due to decreased revenue across all markets except the Middle East. Revenue decreased approximately 69%, 83% and 90% in Europe, Asia Pacific region and South America, respectively, primarily as a result of lower unit volume. Revenues increased 45% in the Middle East for the three month period ending September 30, 2015.

The decrease in revenue of approximately $1.3 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily due to decreased revenue across all markets. Revenue decreased approximately 43%, 44%, 70%, and 86% in the Middle East, Europe, Asia Pacific region and South America, respectively, primarily as a result of lower unit volume.

We believe that the regulatory-related questions arising out of the termination of the ENDO Trial were the primary reasons for the decrease in revenue in the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Additionally, as part of our reorganization efforts in the three months ended September 30, 2015, we decided to focus sales activity on a limited number of markets while disengaging from others. We believe that the regulatory-related questions arising out of our decision to terminate the ENDO Trial will likely continue to adversely affect sales. In general, we believe the Notified Body request to stop shipment of CE Mark product in late 2014, followed by the ENDO Trial enrollment hold and subsequent termination of the ENDO Trial, have together adversely affected our commercial operations and will continue to adversely affect our commercial operations until we complete the evaluation of our strategic options and make clear our plans for the future, finalize the results of the ENDO Trial and develop market specific priorities.

Cost of Revenue. Cost of revenue increased by approximately $0.5 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase in cost of revenue was primarily a result of a $0.3 million charge for impaired fixed assets and increased expenses resulting from decreased manufacturing efficiency due to lower production volume compared to the same period last year. Cost of revenue increased approximately $2.0 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The nine month increase in cost of revenue was primarily related to an increase in inventory reserves of approximately $1.7 million and a $0.3 million charge for impaired fixed assets. The increase in inventory reserves was primarily related to a charge of approximately $1.4 million for raw material sleeve inventory in excess of our currently anticipated commercial requirements for future sales of EndoBarrier due to current evidence that the utility of certain amounts of the raw material sleeve inventory, as it was expected to be used, will be less than cost. Factors contributing to the inventory write-down in the nine months ended September 30, 2015 included: the effect that the ENDO Trial enrollment hold and subsequent termination of the ENDO Trial had on commercial activity and our inventory levels, the expected timing of third-party payer reimbursement in our commercial markets, our conclusion that certain inventory will not be used for sales inside or outside the U.S. and the historical accuracy of our demand forecasts. The sleeves were purchased in 2013 prior to the termination of our supply agreement with Gore. Excluding the increase in inventory reserves and charge for impaired fixed assets, cost of revenue was flat in the nine months ended September 30, 2015 compared to the same period last year.

Gross (loss) profit decreased by approximately $1.0 million and $3.2 million for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014 for the reasons discussed above. We expect that our gross margin will vary, and may vary significantly, quarter to quarter and year to year due to our current stage of commercial development. Specifically, factors such as the effect on commercial operations of our decision to terminate the ENDO Trial, changes in volume of inventory production, utilization of our manufacturing capacity, changes in our manufacturing spending, and overall economies of scale may vary as revenues change.

Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)				(dollars in thousands)

Research and development expense	$3,865	$6,833	$(2,968)	(43.4)%	$14,142	$19,693	$(5,551)	(28.2)%
Sales and marketing expense	1,270	2,412	(1,142)	(47.3)%	4,412	7,974	(3,562)	(44.7)%
General and administrative expense	2,027	2,670	(643)	(24.1)%	6,758	7,276	(518)	(7.1)%

Total operating expenses	$7,162	$11,915	$(4,753)	(39.9)%	$25,312	$34,943	$(9,631)	(27.6)%

Research and Development Expense. The decrease in research and development expense of approximately $3.0 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily due to a decrease of approximately $2.3 million in clinical trial and other clinical study related expenses, primarily third-party expenses related to the ENDO Trial, and decreases of approximately $0.8 million in compensation and employee related expenses, including approximately $0.3 million in lower stock-based compensation expense, due to decreases in headcount.

The decrease in research and development expense of approximately $5.6 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily due to a decrease of approximately $3.6 million in clinical trial and other clinical study related expenses, primarily third-party expenses related to the ENDO Trial, and a decrease of approximately $1.8 million in compensation and employee related expenses, including approximately $0.6 million in lower stock-based compensation expense, due to decreases in headcount.

In July 2015, we announced our decision to discontinue the ENDO Trial. In October 2015, we completed all device removals from ENDO Trial subjects. As we continue closing out the ENDO Trial, including required post-explant patient follow-up, clinical investigator site closures and final data monitoring and analysis, we expect to incur lower expenses related to the ENDO Trial.

Sales and Marketing Expense. The decrease in sales and marketing expense of approximately $1.1 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily the result of a decrease of approximately $0.8 million in compensation and employee related expenses, including approximately $0.3 million in lower stock-based compensation expense, due to decreases in headcount, as well as a decrease of approximately $0.3 million in marketing activities to support our commercialization efforts.

The decrease in sales and marketing expense of approximately $3.6 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily the result of a decrease of approximately $2.3 million in compensation and employee related expenses, including an approximately $0.8 million in lower stock-based compensation expense, due to decreases in headcount, as well as a decrease of approximately $1.1 million in marketing activities to support our commercialization efforts.

General and Administrative Expense. The decrease in general and administrative expense of approximately $0.6 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily a result of decreased compensation and employee related expenses of approximately $0.5 million as a result of our CEO transition in 2014 and an approximately $0.1 million decrease in consulting, professional services and expenses related to being a public company.

The decrease in general and administrative expense of approximately $0.5 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily a result of decreased compensation and employee related expenses of approximately $0.4 million as a result of our CEO transition in 2014 and an approximately $0.1 million decrease in consulting and professional services and expenses related to being a public company.

Other Income (Expense), Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)				(dollars in thousands)

Other income (expense):
Interest income	$7	$41	$(34)	(82.9)%	$61	$217	$(156)	(71.9)%
Interest expense	(1)	—	(1)	100.0%	(1)	(1)	—	0.0%
Foreign exchange loss	(180)	(522)	342	65.5%	(645)	(95)	(550)	(578.9)%
Remeasurement of warrant liability	16	69	(53)	(76.8)%	6	264	(258)	(97.7)%

Total other income (expense), net	$(158)	$(412)	$254	61.7%	$(579)	$385	$(964)	(250.4)%

Interest Income. The decrease in interest income of approximately $34,000 and $0.2 million, respectively, for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014 was due to decreases in both interest rates and average cash and cash equivalents balances.

Interest Expense. The decrease in interest expense of approximately $1,000 for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was due to the repayment of our debt in August 2014.

Foreign Exchange Loss. The decrease in foreign exchange loss of approximately $0.3 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily the result of lower cash and cash equivalent balances held in Australian dollars during the three months ended September 30, 2015 compared to the same period last year. The increase in the foreign exchange loss of approximately $0.6 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily the result of the depreciation of the Australian dollar versus the U.S. dollar during the three and nine months ended September 30, 2015.

Remeasurement of Warrant Liability. The change in the remeasurement of warrant liability of approximately $53,000 and $0.3 million for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014, respectively, was the result of a smaller decrease in the fair value of the warrants issued in connection with our IPO for the three and nine months ended September 30, 2015 compared to the decrease in the fair value of the warrants for the three and nine months ended September 30, 2014.

Liquidity and Capital Resources

We have incurred losses since our inception in March 2003 and, as of September 30, 2015, we had an accumulated deficit of approximately $228.6 million. We have financed our operations from a combination of sales of equity securities and issuances of convertible term notes. In June 2011, we generated approximately $6.0 million in net proceeds from the issuance of our Convertible Term Promissory Notes. In September 2011, we generated approximately $72.5 million in proceeds, net of expenses and repayment of $6.0 million of Convertible Term Promissory Notes, from our IPO in Australia and simultaneous private placement in the U.S. In July and August 2013, we generated approximately $52.5 million in proceeds, net of expenses, from a private placement and share purchase plan of our CDIs. In May 2014, we generated approximately $30.8 million in proceeds, net of expenses, from a private placement of our CDIs. As of September 30, 2015, we had approximately $24.4 million of cash and cash equivalents.

During the nine months ended September 30, 2015, our cash and cash equivalents balance decreased by approximately $26.8 million as a result of funds used to support our operations and to purchase property and equipment. We made payments related to, among other things, research and development, sales and marketing, and general and administrative expenses as we continued to invest in our commercialization of EndoBarrier and fund our ENDO Trial.

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(26,573)	$(28,520)
Investing activities	(179)	(234)
Financing activities	—	31,328

Net (decrease) increase in cash and cash equivalents	$(26,752)	$2,574

Cash Flows From Operating Activities

Net cash used in operating activities totaled approximately $26.6 million for the nine months ended September 30, 2015. The primary uses of cash were:

•	to fund our net loss of approximately $28.7 million;

•	a net negative adjustment to cash flow from changes in working capital of approximately $2.8 million resulting primarily from decreases in accrued expenses, deferred revenue and deferred rent, partially offset by decreases in inventory, accounts receivable and prepaid and other current assets; and

•	a net positive adjustment to cash flow from non-cash items of approximately $4.9 million, primarily from stock-based compensation and increases in inventory reserves resulting from a charge of approximately $1.7 million for inventory in excess of our commercial requirements.

Due to the nature and timing of the cash flows related to our ENDO Trial, we believe that the ENDO Trial had a significant effect on our cash flows from operations for the nine months ended September 30, 2015 as our clinical trial accrual decreased by approximately $2.3 million. It is likely that our decision to conclude the ENDO Trial will have a significant effect on our cash flows from operations for the remainder of 2015 as we close out the ENDO Trial and reduce the existing clinical trial accruals.

Net cash used in operating activities totaled approximately $28.5 million for the nine months ended September 30, 2014. The primary uses of cash were:

•	to fund our net loss of approximately $34.1 million;

•	a net positive adjustment to cash flow from changes in working capital of approximately $2.0 million resulting primarily from increases in accrued expenses; and

•	a net positive adjustment to cash flow from non-cash items of approximately $3.6 million, primarily from stock-based compensation expense.

Cash Flows From Investing Activities

Cash used in investing activities for the nine months ended September 30, 2015 and 2014 totaled approximately $0.2 million in each period and resulted from the purchase of property and equipment.

Cash Flows From Financing Activities

Cash from financing activities for the nine months ended September 30, 2015 consisted of proceeds from the exercise of stock options offset by an equal amount of payments on capital leases.

Cash provided by financing activities for the nine months ended September 30, 2014 totaled approximately $31.3 million and resulted primarily from the approximately $30.8 million in net proceeds from the issuance of CDI’s in the private equity placement in May 2014, and approximately $0.6 million in proceeds from the issuance of shares upon the exercise of stock options.

Funding Requirements

As of September 30, 2015, our primary source of liquidity was our cash and cash equivalents on hand of approximately $24.4 million. Based on our decision to conclude the ENDO Trial, we have begun to evaluate which markets are appropriate to continue pursuing reimbursement, market awareness and general market development efforts, and started restructuring our business and costs, establishing new priorities, continuing limited research, and evaluating strategic options. As a result, we expect to incur significant operating losses for the next several years. We believe our current cash balances will be sufficient to meet our anticipated cash requirements to fund operations through December 2016. However, we do not expect our current cash balances will be sufficient to enable us to complete development of an improved EndoBarrier for its current use and potential new indications. We will need to raise additional funding in order to complete development of an improved EndoBarrier for its current use and potential new indications and to continue to fund our operations beyond that point in time.

Our forecast of the period of time through which our financial resources will be adequate to support our operations are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the “Risk Factors” in Item 1A. of our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015 which are incorporated herein by reference. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Due to the numerous risks and uncertainties associated with the development and commercialization of EndoBarrier, we are unable to estimate precisely the amounts of capital outlays and operating expenditures necessary to complete the development of, and to obtain regulatory approval for, EndoBarrier (other than in select markets in Europe, South America, the Middle East and the Asia Pacific region) for the U.S. and other markets for which we believe EndoBarrier is suited. Our funding requirements will depend on many factors, including, but not limited to, the following:

•	the rate of progress and cost of our commercialization activities;

•	the expenses we incur in marketing and selling EndoBarrier;

•	the timing and decisions of payer organizations related to reimbursement;

•	the revenue generated by sales of EndoBarrier;

•	the product performance from a safety and efficacy standpoint in addressing diabetes and obesity;

•	the success of our investment in our manufacturing and supply chain infrastructure;

•	the time and costs involved in obtaining regulatory approvals for EndoBarrier in new markets;

•	the success of our research and development efforts;

•	the costs associated with terminating the ENDO Trial;

•	the costs associated with any additional clinical trial(s) required in the U.S.;

•	the ability to ship CE marked products;

•	the emergence of competing or complementary developments; and

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

We may seek to raise additional funds through a combination of collaborative arrangements, strategic alliances, and additional equity and debt financings or from other sources. We will continue to manage our capital structure and to consider all financing opportunities, whenever they may occur, that could strengthen our long-term liquidity profile. Any such capital transactions may or may not be similar to transactions in which we have engaged in the past and the ownership interests of our existing stockholders may be materially diluted. There can be no assurance that any such financing opportunities will be available on acceptable terms, if at all. If we are unable to raise capital when needed, we could be forced to significantly delay or discontinue research and development activities and further commercialization of EndoBarrier.

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

In March 2015, we entered into a capital lease for certain office equipment totaling approximately $8,000. The capital lease has a three-year term and an interest rate of 14.1%. In August 2015 we entered into separation agreements with former employees as part of our restructuring. We expect to pay approximately $0.2 million under these agreements through December 31, 2015. Other than these, there have been no material changes from the contractual commitments and obligations previously disclosed in our Annual Report on Form 10-K.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements please refer to Note 2, “Summary of Significant Accounting Policies and Basis of Presentation,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB approved a one year deferral of the effective date of this standard to annual reporting periods, and interim reporting periods within those years, beginning after December 15, 2017. Early adoption is permitted to the original effective date of December 15, 2016, including interim reporting periods within those years. We are currently evaluating the potential impact that ASU 2014-09 may have on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15. This new standard gives a company’s management the final responsibilities to decide whether there is substantial doubt about the company’s ability to continue as a going concern and to provide related footnote disclosures. The standard provides guidance to management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that companies commonly provide in their footnotes. Under the new standard, management must decide whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the company’s ability to continue as a going concern within one year after the date that the financial statements are issued, or within one year after the date that the financial statements are available to be issued when applicable. This guidance is effective for annual reporting beginning after December 15, 2016, including interim periods within the year of adoption, with early application permitted. We are currently evaluating the potential impact that ASU 2014-15 may have on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles – Goodwill and Other – Internal-Use Software, or ASU 2015-05. This new standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 will be effective for the Company for reporting periods beginning after December 15, 2015. Early adoption is permitted and a company can elect to adopt ASU 2015-05 either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. Accordingly, the standard is effective for us on January 1, 2016. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, or ASU 2015-11. ASU 2015-11, which simplifies the measurement of inventories valued under most methods, including our inventories valued under FIFO – the first-in, first-out cost method. Inventories valued under LIFO – the last-in, first-out method – are excluded. Under this new guidance, inventories valued under these methods would be valued at the lower of cost and net realizable value, with net realizable value defined as the estimated selling price less reasonable costs to sell the inventory. This guidance is effective for annual reporting beginning after December 15, 2016, including interim periods within the year of adoption, with early application permitted. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We develop, manufacture and sell EndoBarrier globally and our earnings and cash flows are exposed to market risk from changes in currency exchange rates and interest rates.

Interest Rate Sensitivity

Our cash and cash equivalents of approximately $24.4 million at September 30, 2015 consisted of cash and money market funds, all of which will be used for working capital purposes. We do not enter into investments for trading or speculative purposes. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the U.S. and Australia. Because of the short-term nature of our cash and cash equivalents, we do not believe that we have any material exposure to changes in their fair values as a result of changes in interest rates. The continuation of historically low interest rates in the U.S. will limit our earnings on investments held in U.S. dollars.

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

All of the proceeds from our 2011, 2013 and 2014 offerings were denominated in Australian dollars and the majority of the proceeds were converted to U.S. dollars by September 30, 2015. As of September 30, 2015, we held the equivalent of approximately US$0.2 million denominated in Australian dollars and approximately US$0.7 million denominated in Euros. Accordingly, we have had and will continue to have exposure to foreign currency exchange rate fluctuations. A change of 10% or more in foreign currency exchange rates of the Australian dollar or the Euro would have a material impact on our financial position and results of operations if our revenue continues to be denominated in currencies other than the U.S. dollar or if we retain a substantial portion of our cash and cash equivalents in Australian dollars or Euros. For example during the nine-month period ended September 30, 2015, the Australian dollar depreciated from US$0.8202 to US$0.7010 resulting in a foreign exchange loss of approximately $0.6 million.

Effects of Inflation

We do not believe that inflation and changing prices over the three months ended September 30, 2015 and 2014 had a significant impact on our results of operations.

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

Changes in Internal Control

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded no such changes during the quarter ended September 30, 2015 materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information contained elsewhere in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015 are not the only risks we face. Additional risks that we do not presently know or that we currently believe are immaterial could also materially and adversely affect any of our business, financial condition or future results. The trading price of our CDIs may decline due to these risks.

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

GI Dynamics, Inc.

Date: November 12, 2015	By:	/s/ MICHAEL D. DALE
Michael D. Dale
President, Chief Executive Officer and Director (principal executive officer)

Date: November 12, 2015	By:	/s/ ROBERT M. SOLOMON
Robert M. Solomon
Vice President, Finance, Secretary and Treasurer (principal financial officer and accounting officer)

EXHIBIT INDEX

Exhibit No:	Description

3.1.1	Certificate of Incorporation of GI Dynamics, Inc. incorporated by reference to Exhibit 3.1 of GI Dynamics, Inc.’s registration statement on Form 10, filed with the SEC on April 30, 2014

3.1.2	Certificate of Amendment to the Restated Certificate of Incorporation of GI Dynamics, Inc. incorporated by reference to Exhibit 3.1 of GI Dynamics, Inc.’s Current Report on Form 8-K, filed with the SEC on April 9, 2015

3.2	Bylaws of GI Dynamics, Inc. incorporated by reference to Exhibit 3.2 of GI Dynamics, Inc.’s registration statement on Form 10, filed with the SEC on April 30, 2014

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act

32.1‡	Certification of Chief Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.2‡	Certification of Chief Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Database

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
‡	Furnished herewith.