Form 10-K
period 2015-12-31
GI DYNAMICS, INC.
filed 2016-03-30
CIK 1245791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐        No    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.        Yes    ☐        No     ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☒        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):        Yes  ☒        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):        ☐    Yes        ☒     No

The aggregate market value of the registrant’s common stock, in the form of CHESS Depositary Interests, or CDIs, held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the price at which the CDIs were last sold on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Australian Securities Exchange, was $40,364,830 (A$52,558,373).

As of March 15, 2016 there were 9,505,557 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement for our 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

FOR THE YEAR ENDED DECEMBER 31, 2015

References

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “GI Dynamics,” “the Company,” “we,” “us” and “our” refer to GI Dynamics, Inc. and its consolidated direct and indirect subsidiaries.

Currency

Unless indicated otherwise in this Annual Report on Form 10-K, all references to “$”, “US$” or “dollars” refer to United States dollars, the lawful currency of the United States of America. References to “A$” refer to Australian dollars, the lawful currency of the Commonwealth of Australia. References to “€” or “euros” means euros, the single currency of Participating Member States of the European Union, or E.U.

Trademarks

EndoBarrier® and various company logos are the trademarks of the Company, in the United States and other countries. All other trademarks and trade names mentioned in this Annual Report on Form 10-K are the property of their respective owners.

PART I

ITEM 1.	BUSINESS

Overview

Headquartered in Lexington, Massachusetts, GI Dynamics, Inc. is a medical device company dedicated to restoring health and improving quality of life through the design and application of device and disease management solutions for the treatment of metabolic disease. Our vision is to make our first product, EndoBarrier® Therapy, a valued treatment option for patients with type 2 diabetes and obesity by restoring healthier blood sugar levels and reducing body weight. EndoBarrier is the first endoscopically-delivered device therapy approved for the treatment of obese type 2 diabetes with BMI ≥ 30 kg/m2, or obese patients with BMI ≥ 30 kg/m2 with ≥ 1 comorbidities, or obese patients with BMI >35 kg/m2. EndoBarrier is the only proven, incision-free, non-anatomy altering solution designed to specifically mimic the duodenal-jejunal exclusion created by gastric bypass surgery. We have commercially launched EndoBarrier, which is approved and commercially available in multiple countries outside the U.S.

GI Dynamics, Inc. was incorporated in Delaware in 2003. In September 2011, we completed an initial public offering, or IPO, and listed on the Australian Stock Exchange, or ASX. In July and August of 2013 and May 2014, we completed follow-on offerings. The rights of our shareholders are governed by the Delaware General Corporation Law. We have five subsidiaries: GI Dynamics Securities Corporation, a Massachusetts-incorporated non-trading entity; GID Europe Holding B.V., a Netherlands-incorporated non-trading holding company; GID Europe B.V., a Netherlands-incorporated company that conducts certain of our European business operations; GID Germany GmbH, a German-incorporated company that conducts certain of our European business operations; and GI Dynamics Australia Pty Ltd, an Australia-incorporated company that conducts our Australian business operations. For the year ended December 31, 2015, we had revenue of approximately $1.3 million and our net loss was approximately $35.2 million. Our accumulated deficit as of December 31, 2015 was approximately $235.1 million. As of December 31, 2015, we had approximately $19.6 million of cash and cash equivalents. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for further information regarding our funding requirements.

Unmet Clinical Needs in the Treatment of Type 2 Diabetes and Obesity

According to the World Health Organization (2014), more than 500 million people worldwide are considered obese (body mass index, or BMI, ≥ 30 kg/m2), a condition often leading to serious comorbidities such as high blood pressure, elevated blood glucose and lipids, and insulin resistance.

The International Diabetes Federation (2013) estimates a worldwide total of 382 million people with diabetes, 85% - 95% of these having type 2 diabetes. Diabetes-associated morbidity includes heart disease, peripheral vascular disease, stroke, kidney disease, retinopathy, neuropathy and premature death. Additionally, there are significant challenges associated with current therapeutic options for type 2 diabetes. Three years after initial diagnosis, half of patients with the disease require multiple drug therapies. At 10 years post-diagnosis, most patients – despite insulin use in many – struggle to reach their hemoglobin A1c, or HbA1c, goal. HbA1c is a glycosylated hemoglobin molecule found in the bloodstream that is formed when red blood cells are exposed to blood glucose. HbA1c has become the generally accepted gold standard biomarker for measuring levels of diabetes control in clinical practice and in human trials. Only 53% of treated type 2 diabetics achieve acceptable glycemic control despite significant pharmacological options.

Those suffering with both type 2 diabetes and obesity total over 169 million worldwide, representing one of the largest health care market opportunities in the world. We believe innovative therapies such as EndoBarrier Therapy are needed to address this significant unmet need.

The EndoBarrier Value Proposition

Use of the EndoBarrier Gastrointestinal Liner, or EndoBarrier Therapy, in outside U.S. studies, or OUS, has been shown to result in clinically relevant improvements in glycemic control and weight loss in patients who have failed to manage their condition and have seen continued progression of their disease. These improvements offer our patients the opportunity to change the course of their disease, and in some instances, reverse it. EndoBarrier is uniquely designed to mimic the duodenal-jejunal exclusion created by Roux-en-Y gastric bypass surgery and is the only proven, incision-free, endoscopic solution for the treatment of those with type 2 diabetes and obesity.

EndoBarrier Therapy works in conjunction with, but is not a substitute for, prescribed medication, physical activity and a healthy, balanced diet. We recommend that physicians offer and encourage patients treated with EndoBarrier Therapy to adopt nutritional and lifestyle management plans and believe their adoption can enhance patient outcomes associated with EndoBarrier Therapy. Therefore, EndoBarrier Therapy is most often used as a complementary treatment to lifestyle modification and pharmacotherapy, or:

•	when lifestyle modification and pharmacotherapy have failed

•	as a bridge between therapies

•	when surgery is not an option or considered a therapy of last resort.

When implanted, the metabolic improvement elicited by EndoBarrier Therapy is in many cases beyond what is achievable by lifestyle modification and pharmacotherapy alone. We believe it is an important, alternative, device treatment with a favorable benefit:risk profile.

Business Situation and Our Path Forward in 2016

In 2013, we commenced enrollment in our pivotal trial in the U.S. for the purpose of seeking regulatory approval from the U.S. Food and Drug Administration, or FDA. This clinical trial was designed as a 25-center, randomized, double-blinded, sham-controlled study, which we refer to as the ENDO Trial. The trial planned to enroll 500 obese patients with uncontrolled type 2 diabetes. The primary efficacy endpoint was to show improvement in diabetes control as measured by HbA1c levels that demonstrated with 96.5% probability that EndoBarrier Therapy would achieve a super-superiority margin ≥ 0.4% difference in the change from baseline in HbA1c at 12 months compared to sham. Secondary endpoints included weight loss, cholesterol reduction, and blood pressure reduction. With respect to safety, the trial was to demonstrate a primary safety endpoint with a 96.5% probability that ≤ 15% of EndoBarrier Therapy subjects would experience device-related serious adverse events, or SAEs, that required early removal of the EndoBarrier device as adjudicated by an independent Clinical Events Committee.

In March 2015, after enrolling 325 subjects, FDA placed a hold on enrollment in the ENDO Trial as a result of a higher than anticipated incidence of hepatic abscesses, a bacterial infection of the liver. Despite our collaborative efforts with FDA, a feasible path forward for the mitigation of hepatic abscesses, which would have allowed trial enrollment to resume, could not be reached. In the best interest of all stakeholders, we announced on July 30, 2015, our decision to discontinue the ENDO Trial, a decision supported by the trial’s independent Data Monitoring Committee.

The early termination of the ENDO Trial has had a negative impact on both our existing commercial activities and previously planned expansion. The termination has also elicited questions from OUS regulatory bodies regarding the safety and efficacy of EndoBarrier Therapy. Ultimately, the premature termination of the ENDO Trial necessitated our reorganization and restructuring, including a significant reduction in staff in an effort to preserve cash. We also reassessed and adjusted our corporate strategy and goals.

On March 15, 2016, we announced the top-line results of the ENDO Trial. Based on an initial analysis of the final dataset, EndoBarrier Therapy did not meet the protocol-specified primary efficacy and safety endpoints. However, we are encouraged by the fact that EndoBarrier Therapy demonstrated clinically and statistically-relevant efficacy given that: (i) the trial only enrolled two-thirds of the intended subjects; and (ii) because the trial was suspended early, data for nearly one-third of the enrolled and randomized subjects was not available. The final enrollment of 325 subjects was less than what was needed to power the analyses that were originally planned. Nonetheless, the pre-specified analysis methods were used to obtain the results of the ENDO Trial (see our “EndoBarrier Therapy Efficacy Profile” and “EndoBarrier Therapy Safety Profile”).

The Path Forward

Subsequent to the initial analysis of the ENDO Trial’s final dataset, we believe we have defined a positive path forward and have accordingly established the following objectives for 2016.

•

Define and implement, in cooperation with EU and Australian regulators, an optimized clinical treatment algorithm for the use of EndoBarrier Therapy — In February 2016, we convened an advisory board of 14 experienced EndoBarrier users — representing the fields of endocrinology, diabetology, gastroenterology and bariatric surgery — to review preliminary ENDO Trial data and provide guidance and recommendations regarding EndoBarrier Therapy best practices. Based on early ENDO Trial data, historical clinical data, and discussions of their real-world clinical experience, the advisory board came to a consensus regarding an improved clinical algorithm for the use of EndoBarrier Therapy. This optimized treatment algorithm is specifically designed to reduce the incidence of hepatic abscess and improve overall safety without compromising efficacy, resulting in an improved benefit:risk profile (see our “EndoBarrier Therapy Safety Profile”). Given our confidence in the proposed, revised clinical algorithm, we have begun working with global regulatory agencies to define and implement the revised and optimized clinical algorithm for commercial use.

•

Attain approval from FDA to conduct a U.S. clinical trial using the revised and optimized clinical treatment algorithm — Based on the clinically and statistically-relevant efficacy demonstrated in the ENDO Trial, we plan to continue discussions with FDA for the purpose of seeking approval of an investigational device exemption, or IDE, to conduct a new U.S. clinical trial to determine the efficacy and safety of EndoBarrier Therapy using the revised clinical treatment algorithm.

•

Focus commercial activity on existing customer sites in Europe, the Asia-Pacific region and the Middle East that have the ability to implement the optimized treatment algorithm and participate in an EndoBarrier patient registry to capture treatment outcomes and confirm improvement in the EndoBarrier Therapy benefit:risk profile — In select countries we intend to work with existing customer sites to establish an EndoBarrier patient registry specifically designed to obtain data to confirm improvement in the benefit:risk profile associated with the optimized clinical algorithm. We believe the capture of treatment outcomes by means of post-market clinical follow-up will validate the revised clinical treatment algorithm, confirm improvement in EndoBarrier Therapy’s benefit:risk profile, serve to overcome current safety concerns, and support capital raising.

•

Continue development of clinical evidence to support commercialization and reimbursement — We are currently supporting seven investigator-initiated trials, of which five are randomized controlled trials designed to provide high-level evidence of the efficacy and safety of EndoBarrier Therapy. Additionally, the studies will further our understanding of the mechanisms responsible for the potent weight and glycemic effects observed with EndoBarrier Therapy.

•

Develop reimbursement for EndoBarrier Therapy — Obtaining state-sponsored or institutional payer reimbursement requires clinical evidence supportive of our claims. Building on our market development efforts and history to date, we continue to actively work toward improving reimbursement in Germany. We have made some progress toward this goal as evidenced by the renewal by InEk, the German Institute for the Hospital Remuneration System, of our NUB (Neue Untersuchungs- und Behandlungsmethoden) Status 1 for EndoBarrier Therapy in 2016. NUB Status 1 allows certain hospitals to negotiate additional payment to fully cover the cost of implanting EndoBarrier for a defined number of cases. In the United Kingdom and France, where we are in the earlier stages of the reimbursement development process, we believe that successful outcomes from the previously mentioned, randomized, controlled studies have the potential to support favorable reimbursement decisions in those countries.

•

Obtain regulatory approval for the release of a simplified delivery system in OUS markets — A simplified delivery system under development is an enhancement to our current EndoBarrier delivery system that reduces the procedure from seven to three steps, making the delivery of the EndoBarrier liner easier and faster. It also has the potential to decrease or eliminate the need for general anesthesia, which may allow greater use of conscious or moderate sedation. It could also decrease or eliminate the need for fluoroscopy during the implant procedure.

The Key Clinical Benefits of EndoBarrier Therapy

Obesity exacerbates insulin resistance and worsens type 2 diabetes. When lifestyle modification and pharmacotherapy have failed and surgery is not an option or considered a therapy of last resort, EndoBarrier Therapy is a proven solution intended to break the pathogenic relationship between obesity and type 2 diabetes. In OUS clinical trials, EndoBarrier Therapy has been shown to:

•	Significantly improve glucose levels

•	Significantly lower body weight

•	Lower cardiovascular-related risks

EndoBarrier Therapy does this by affecting key hormones involved in insulin sensitivity, glucose metabolism, satiety and food intake. (See section “The EndoBarrier Mechanism of Action.”)

The Key Treatment Benefits of EndoBarrier Therapy

We believe that the key treatment features and advantages of EndoBarrier Therapy include:

•

One solution — With EndoBarrier Therapy those with type 2 diabetes and obesity can control their glucose levels and lose weight with the same therapy, both of which are necessary for effective treatment.

•

Incision-free procedure — A brief implant and removal process, not involving the cutting of any tissue or permanent anatomical alterations, is far less invasive than surgical procedures and therefore more acceptable to patients.

•

Generally well tolerated and easily removed — On average in clinical trials, excluding the ENDO Trial, >72% of patients treated with EndoBarrier Therapy completed the full term of implant. The EndoBarrier device can be removed if any intolerance or other complications arise.

•

Potential cost savings — We believe improved patient health as a result of EndoBarrier Therapy may result in fewer hospital stays and reduced expenses associated with complications from diabetes. We believe that the broader potential cost savings for the health care system could be significant, including savings on drugs and the treatment of other diseases associated with diabetes.

EndoBarrier Therapy Efficacy Profile

As a treatment option for obese patients with type 2 diabetes, EndoBarrier Therapy provides a novel mechanism for improving glycemic control, while simultaneously achieving significant weight loss with the potential to improve cardiovascular risk factors while the device is in place.

•

ENDO Trial — Based on the initial analysis of the final dataset, EndoBarrier Therapy demonstrated clinically and statistically-relevant efficacy for the treatment of type 2 diabetes with an average reduction in HbA1c from baseline to 12 months that was 0.71% greater with the device than with sham intervention. The effectiveness of EndoBarrier Therapy, however, did not meet the protocol-specified primary efficacy endpoint which was to show improvement in diabetes control as measured by HbA1c levels that demonstrated with 96.5% probability that EndoBarrier Therapy would achieve a super-superiority margin of ≥ 0.4% difference in the change from baseline in HbA1c at 12 months compared to sham. The observed probability was 92.8%, short of the 96.5% target, using the study’s pre-defined statistical methodology to account for unavailable data. These results are nonetheless encouraging, given that: (i) the trial only enrolled two-thirds of the intended subjects; and (ii) because of early suspension of the trial, data for nearly one-third of the enrolled and randomized subjects were not available for the protocol-specified primary efficacy analysis.

Additionally, an initial analysis of available, complete 12-month data revealed statistically-significant secondary efficacy outcomes with regard to the proportion of subjects with HbA1c levels ≤ 7.0%, the American Diabetes Association’s, or ADA’s, treatment goal. Specifically, the proportion was 34.0% for EndoBarrier Therapy subjects vs. 9.4% for sham control. Further, the proportion of subjects with ≥ 5% total body weight loss was 60.7% for EndoBarrier Therapy versus 20.3% for sham control.

•

Other clinical experience — In the aggregate, we believe the results of other clinical experience demonstrate that EndoBarrier Therapy provides a favorable efficacy profile for the treatment for type 2 diabetes and obesity, and is an effective and desirable treatment option for this patient population.

•

We have tested and evaluated our therapy in 13 clinical trials (12 OUS, and one early U.S. trial) involving more than 500 patients. Of the 13 total trials, seven involved earlier product designs and shorter implant periods and are not included in our pooled data analysis.

•

The six remaining company-sponsored, pre- and post-market OUS clinical trials were completed using the currently available commercial product and patients were treated for up to a 12-month implant period. In these clinical trials the majority of subjects studied were obese (average BMI=39.9 kg/m2) with a high incidence of accompanying comorbidities, namely hypertension and hyperlipidemia. Subjects with diabetes had suboptimal glycemic control prior to device placement (median HbA1c of 8.3%).

A meta-analysis across the six studies and 211 patients shows that EndoBarrier Therapy improves the glycemic state sufficiently for a majority of patients to improve HbA1c levels to below the ADA’s treatment target of 7.0%. Additionally a summary of efficacy data showed that EndoBarrier Therapy lowered HbA1c to a median of 6.8% at 12 months.

Moreover, in these clinical trials, an absolute weight loss of 10-20% was observed. A summary of efficacy data showed that EndoBarrier Therapy elicited an average 12.3% decrease in body weight at 12 months after EndoBarrier placement.

Additional analysis of the data also demonstrates encouraging changes in cardiovascular indices (total cholesterol, LDL cholesterol, triglycerides and blood pressure).

In clinical trials involving subjects without diabetes, HbA1c was in the normal range at baseline and remained unchanged throughout the period of EndoBarrier Therapy.

•	EndoBarrier is also currently being evaluated in a clinical registry, as well as in a number of physician-sponsored clinical studies.

•

Ongoing benefits post-removal of EndoBarrier Therapy — We continue to explore the apparent sustained metabolic effects observed in patients after EndoBarrier removal to determine the magnitude and importance of this effect. In our OUS trials, we have monitored the following patients for six months post removal of EndoBarrier:

•

54 patients in our 12-month diabetes trials who completed the 12-month implant duration returned for a six-month post-explant visit. In these patients, mean HbA1c rose by only 0.4% in the post-implant phase.

•

The 211 patients in the six pre- and post-market studies experienced significant weight loss (average 11.8 kg) during the implant phase with only moderate weight regain (~ 4.0 kg) during the six months after EndoBarrier removal.

•

Commercial Experience — Based on third-party investigator publications and country-specific clinical registries, the commercial experience with EndoBarrier Therapy reflects a similar clinical efficacy as that of our clinical trial experience outside of the U.S.

EndoBarrier Therapy Safety Profile

The beneficial clinical effects of EndoBarrier Therapy on glycemic control, weight loss, and cardiovascular risk factors must be interpreted within the context of the safety and tolerability profile. The most commonly reported complications of EndoBarrier Therapy are gastrointestinal in nature and are responsive in most cases to simple dietary measures. Complications include nausea, vomiting and upper abdominal pain of mild to moderate severity, and are most prevalent in the early days and weeks following EndoBarrier placement. Less common risks include infection (e.g., hepatic abscess), trauma (e.g. tissue tears), device migration, liner obstruction, pancreatitis, perforation and bleeding, any of which may result in endoscopic or surgical removal of the device. There have been no deaths associated with EndoBarrier Therapy and no adverse events resulting in permanent sequelae.

•	ENDO Trial:

•

With respect to the primary safety endpoint, the goal was to demonstrate a primary safety endpoint with a 96.5% probability that ≤ 15% of EndoBarrier Therapy subjects would experience device-related SAEs that required early removal of the EndoBarrier device. While 11.7% of EndoBarrier Therapy subjects were explanted due to SAEs, the 90.5% observed probability was short of the 96.5% target using the study’s pre-defined statistical methodology to account for unavailable data.

•

The safety outcome was largely impacted by the excess number of hepatic abscess. Hepatic abscess is a known event related to the use of EndoBarrier, but presented at a higher than anticipated rate of 3.5% in the ENDO Trial compared to an experience rate of < 1% in commercial use based on more than 3,000 units shipped since 2009. Notably, no additional cases of hepatic abscess were reported since announcing the trial’s early termination in July; and all subjects have had complete resolution of the hepatic abscess with no known clinical sequelae.

•	OUS Trials:

•

The majority of subjects (72.5%) were able to complete the intended intervention period; but a subset (20.4%) required early device removal. The most common reasons for early removal were (1) device migration; (2) intolerance; (3) liner obstruction; and (4) gastrointestinal bleeding.

•	There was no incidence of hepatic abscess among trial subjects.

•	There were no unanticipated adverse device effects observed.

•

Commercial Experience — The commercial experience with EndoBarrier Therapy reflects a similar safety profile as our clinical trial experience, with the exception of the higher incidence of hepatic abscess seen in the ENDO Trial. The reported incidence rate of hepatic abscess in commercial use is 0.95%.

•

Revised clinical algorithm — We are continuing our efforts to improve EndoBarrier Therapy’s benefit:risk profile and to specifically address the incidence of hepatic abscess as observed in the ENDO Trial through the implementation of the revised clinical treatment algorithm and the collection of patient data via registries.

•

After a comprehensive review of the global historical and ENDO Trial clinical experience, it became evident that early glycemic-related efficacy for responders occurred within the first three months of EndoBarrier exposure, and progressively rose over time until essentially plateauing between six and nine months. Weight loss effects occurred over a similar timeframe with only modest progressive improvement beyond nine months for most subjects. With respect to safety events, as expected following a procedure, adverse events predominately occurred within the first three months. However, hepatic abscess occurred more prominently after nine months. This data suggest that shortening the duration of therapy from 12 months to nine months will improve safety by reducing the risk of hepatic abscess while preserving efficacy.

•

In addition to shortening therapy duration, the multi-national advisory board also recommended reducing the use of high-dose proton pump inhibitors. Further, in conjunction with the advisory board and other experts, we are assessing prophylactic use of antibiotic agents during EndoBarrier Therapy.

Alternative Treatments and Comparisons to EndoBarrier Therapy

EndoBarrier Therapy is intended to bridge the gap between pharmacotherapy and surgery and in many cases offers patients a treatment option when other possibilities have been exhausted or deemed unsuitable.

Pharmacology — Type 2 Diabetes Treatment — Definitive comparative statements are not possible as a full array of head-to-head clinical trial comparisons with other treatment approaches have not been conducted. However, EndoBarrier Therapy appears to exert an HbA1c lowering effect (glycemic improvement) that is equivalent to or superior to the potency observed with pharmacological approaches (including oral agents, e.g., metformin, sulphonylureas, thiazolidediones and DPP-IV inhibitors; and injectable therapies, e.g., insulin and GLP-1 receptor agonists). As isolated interventions, each pharmacology class struggles to get the majority (>50%) of treated patients to the ADA HbA1c treatment goal of < 7.0%. Instead, much of the pharmacology classes may lower average HbA1c in patients with diabetes to the 7.0-8.0% range, still above the ADA target. Across our six pre- and post-market OUS clinical trials, EndoBarrier Therapy has lowered HbA1c from a median of 8.3% to 6.8%, with 57% of subjects reaching the < 7.0% goal. Improvements in diabetic state (glycemic control) with EndoBarrier also appear to be at least equivalent with or superior to those observed with some forms of bariatric surgery such as a gastric band. EndoBarrier Therapy is considered complementary to pharmacological therapies, and is not in any case considered competitive.

Pharmacology — Weight Loss Treatment — Weight loss effects in most patients appear more robust than those seen with pharmacological approaches. More specifically, there are oral pharmacology agents available for the treatment of excess body weight without an indication for an anti-diabetes effect (i.e lorcaserin, phentamine/ topiramate, sibutramine, orlistat); these products tend to lower body weight in the region of 5.0-7.0%. This effect is inferior to the more robust effect observed with EndoBarrier Therapy, which in the six pre- and post-market clinical trials reduced total body weight an average of 12.3%.

Surgery — Type 2 Diabetes and Obesity Treatment — The two most popular bariatric procedures are Roux-en-Y gastric bypass and sleeve gastrectomy. Roux-en-Y gastric bypass in particular has demonstrated significant weight loss coupled with improvements in diabetic state. Bariatric surgery has evolved over more than twenty years and is now more accepted as an alternative treatment option for patients struggling with both conditions. However, broad-based adoption of bariatric surgery has been limited to less than 0.5% of the eligible U.S. population. Those who have undergone surgery have experienced a small but significant rate of post-surgical complications. In addition, patients have resisted adopting a permanent surgical solution to treat their metabolic disorder. Another surgical option that is based on the principle of restriction is the lap-band procedure. The adoption of this approach has declined in recent years based on the perception of the lack of significant weight loss and glycemic efficacy coupled with post-surgical management complications.

Other Device Treatments — Other products either in development or fully commercialized include temporary intragastric occlusion devices (balloons), implants designed to modify local gut neural stimulation (or pacing), duodenal mucosa resurfacing, endoscopically placed gastric disk, and a gastric draining tube. Many of these devices have not provided equivalent levels of safety and efficacy data as compared to that of EndoBarrier Therapy.

The EndoBarrier Mechanism of Action

EndoBarrier Therapy’s mechanism of action is widely accepted based on its functional similarities to Roux-en-Y gastric bypass surgery. Clinical data suggest that once the impermeable EndoBarrier device is implanted into the duodenum/proximal jejunum, ingested food passing through the EndoBarrier device lumen during the normal digestive process is prevented from interacting with the epithelium, microbiota, mucus layer, or biliopancreatic secretions within the duodenum and proximal jejunum. The EndoBarrier device acts as a physical barrier that prevents the interaction of food with pancreatic enzymes and bile. The pancreatic enzymes and bile pass outside the EndoBarrier device and mix with the food at the distal end of the liner where absorption ultimately takes place in the intestine. Thus, the EndoBarrier device creates a functional but reversible bypass of the upper intestine. Unlike Roux-en-Y gastric bypass surgery, EndoBarrier does not require surgery or permanent physical modification of the stomach and exclusion of the distal stomach from the alimentary flow.

Our scientific team and advisors, after reviewing the significant amount of pre-clinical and clinical data, have postulated the following mechanisms of action for EndoBarrier utilization.

•	Decreased caloric intake — Studies have demonstrated that patients with EndoBarrier eat less and feel full longer, leading to a decrease in caloric intake.

•	Exclusion of the duodenum — This may offset an abnormality of gastrointestinal physiology responsible for insulin resistance and type 2 diabetes.

•	Increased nutrient delivery to the distal small bowel — Likely induces neuro-hormonal changes and nutrient sensing that positively impact energy and glucose balance.

•

Secretion of GLP-1: Partially digested nutrients reach the distal ileum, which stimulates the secretion of GLP-1 by L-cells located in this area. GLP-1 is known to regulate insulin secretion and action.

•	Increase in gut hormones — Contributes to the restoration of energy and glucose homeostasis.

•	Elevated GLP-1 and PYY levels — Both are elevated as quickly as one-week post implant. Both hormones may play a role in satiety and body weight control.

•	Increased levels of bile acids — Stimulates thermogenesis and gut hormone secretions.

•

Improved islet function — Data suggests that pancreatic islet function is improved, affecting both insulin and glucagon secretion, positively impacting blood glucose levels. This shift to more favorable pancreatic islet function may be explained in part by the increase in the incretin hormone GLP-1 (as noted above) as this beneficial effect has been well documented (i.e., a fundamental mechanism of both DPP4 inhibitor and GLP-1 receptor agonist pharmacologies).

•	Intestinal Flora — May alter intestinal flora positively

•

Other — Additional findings suggest that the exclusion of the proximal intestine (foregut theory) and increasing nutrient delivery to the distal small bowel (hindgut theory) created by EndoBarrier likely induces neuro-hormonal changes and nutrient sensing that impact energy balance and glucose homeostasis.

There is no evidence of significant malabsorption of ingested calories with the EndoBarrier device. EndoBarrier covers only 60 cm of duodenal and proximal jejunal mucosa, which represents less than 15% of the length of the small intestine and leaves almost the entire jejunum and ileum for digestion and absorption.

Sales & Marketing

We commenced commercial sales of the EndoBarrier device in 2011, and have been executing a long-term commercial strategy to secure favorable reimbursement in key direct markets in order to support our distribution partners in select self-pay markets. Toward this end, and based on recent events, we intend to focus in the near-term on a select group of existing customer sites in Europe, the Asia-Pacific region and the Middle

East who have the ability to implement an optimized treatment algorithm and participate in an EndoBarrier patient registry to capture treatment outcomes and confirm improvement in the EndoBarrier Therapy benefit:risk profile. The collection of additional data via patient registries is important to help support the attainment of reimbursement, as well as to demonstrate the potential improvement in our benefit:risk profile. We are pursuing reimbursement opportunities for EndoBarrier Therapy from health insurers and other third-party payers at a local and national level in Germany, where we have achieved important reimbursement milestones. It is the successful execution of this strategy that we believe will result in a reproducible, sustainable and scalable business.

Central to the execution of our sales and marketing strategy is the close engagement, and alignment with key opinion leaders in the fields of endocrinology, bariatric surgery, and gastroenterology, and with key influencers and decision makers in both the public/government and private payer infrastructure.

Our current commercial activities — In Europe, we commercially launched EndoBarrier in the second quarter of 2011. At the end of 2015, we commercially supported active centers in Germany, the United Kingdom, France, Italy, and the Czech Republic, with Germany having the largest concentration of centers. We also gained approval for commercial sales through distributors in Israel, Saudi Arabia, and the United Arab Emirates. Our office in Düsseldorf, Germany is responsible for developing and supporting our European sales and marketing strategy and also supports activities in the Middle East.

In the Asia Pacific region, we received regulatory approval in Australia in 2011. Australia has historically been a strong bariatric surgery market, and has a consumer population accustomed to self-payment for such procedures.

Customers — Our customers are health care providers who treat type 2 diabetes and obesity, such as gastroenterologists, endocrinologists and bariatric surgeons. In certain countries in Europe and in Australia we sell directly to health care providers. In others, we distribute our product through local and regional distributors.

Reimbursement — Where reimbursement is required for broad-based use, we are endeavoring to secure such reimbursement. In countries where patients are more accustomed to paying for all or a majority of health care expenses, we are focusing on existing customer sites able to contribute to the worldwide EndoBarrier patient registries, intended to help demonstrate improvement in the EndoBarrier benefit:risk profile

In countries and geographical areas where reimbursement is necessary, such as in Europe, we are already receiving partial reimbursement in certain countries at local and national levels but we have not yet achieved full or national reimbursement in any market. Our goal is to obtain national reimbursement from national or private health insurers and other third party payers in order to expand our potential target patient population and increase further use of EndoBarrier.

The reimbursement milestones we have achieved to date in Germany encourage us. Hospitals are receiving partial reimbursement of the total cost of an EndoBarrier procedure, and NUB Status 1 for EndoBarrier Therapy allows certain hospitals to negotiate for additional payment.

In France and the United Kingdom, we are in the earlier stages of the reimbursement process. Randomized controlled trials in the United Kingdom and France have the potential to support favorable reimbursement decisions in those countries.

Product and Procedure

The EndoBarrier system consists of three components:

•

The implant — EndoBarrier gastrointestinal liner is a 60-cm long liner made of a thin, flexible, impermeable fluoropolymer, which is implanted non-surgically via endoscopy (through the mouth and without cutting any tissue) during a brief procedure. Once properly positioned in the patient’s upper intestine, just below the stomach, the EndoBarrier device is held in place by a proprietary anchoring mechanism. It remains in the body for a maximum duration up to 12 months until removal, again by endoscopy. The effect of EndoBarrier occurs promptly after device placement and is sustained over the treatment period.

•

Delivery system — The EndoBarrier device is delivered using our proprietary, single-use delivery system. This includes a sterile, custom-made catheter, which is approximately 300-cm in length and is sufficiently flexible to be passed through the patient’s mouth, through the stomach, and into the intestine. The EndoBarrier device is provided pre-packed inside a capsule at the end of the catheter, whereupon it is deployed during the procedure. The delivery procedure is brief, during which the patient is either anaesthetized or semi-sedated.

•

Removal system — The EndoBarrier device is removed at the end of the treatment period with our proprietary grasper that passes through a standard gastroscope. The grasper is used to pull one of two drawstrings on the anchor to collapse the anchor inward so that the device anchor can be dislodged from the intestinal wall. Our retrieval hood, placed on the end of a gastroscope, is then positioned to cover the anchor to allow the implant to be safely removed through the patient’s mouth. The EndoBarrier device is usually retrieved in a brief procedure during which the patient is either anaesthetized or semi-sedated.

Further Development of Our Current Technology

As part of our business strategy, we seek to improve the current product and leverage our technology and expertise into additional product opportunities. To date, we have commenced development of and conducted research on the following:

•

A simplified delivery system, which is an enhancement to our current EndoBarrier Gastrointestinal Liner delivery system, will reduce the implant procedure from seven to three steps, making the delivery of the EndoBarrier liner easier and faster. The simplified delivery system has the potential to decrease or eliminate the need for general anesthesia, which would allow greater use of conscious or moderate sedation. It could also decrease or eliminate the need for fluoroscopy during the implant procedure.

•

EndoBarrier Restrictor — This device, intended for short-duration but accelerated weight loss, uses the same anchoring technology as the EndoBarrier liner. The device is essentially a diaphragm with a small hole that slows the emptying of a patient’s stomach to create a feeling of ‘fullness’ and thereby reduce appetite.

•

EndoBarrier Liner with EndoBarrier Restrictor — This device combines the EndoBarrier liner with the EndoBarrier Restrictor. This combination is intended to treat diabetes and create greater weight loss than either device alone. We conducted a small, 10-patient clinical trial with this device, which showed excess weight loss of 40 ± 3% (mean ± standard error) and a total weight loss of 16.7 ± 1.4 kg after a 12-week implant period.

While each represents promising technologies, further development and testing will be required to support regulatory applications for these devices and there can be no assurance that any of these products will be further developed or commercialized.

How We Make Our Products

Our manufacturing operations comprise 6,000 square feet of an approximately 33,000 square feet leased facility in Lexington, Massachusetts. The facility includes a controlled environment assembly room where we perform final assembly and packaging of our products. We believe that we are in compliance with FDA’s quality systems regulation, or QSR; and we have an ISO compliant Quality Management System that has been certified to the ISO 13485:2003 and 13485:2012 medical device standard.

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

The lease for our Lexington facility expires in December 2016. As a result, we plan to manufacture a sufficient quantity of our products to meet our anticipated near-term demand prior to discontinuing manufacturing activities at our Lexington facility. We plan to begin transitioning the manufacture of our products to a third-party manufacturer in the second half of 2016. Our selected third-party manufacturer is certified to the ISO 13485:2012 quality standard and fully complies with FDA good manufacturing practice and QSR requirements. We believe that our selected third-party manufacturer has the ability to provide us with the products needed to satisfy future market demand. While we believe our manufacturing transition plan is adequate, there can be no assurance that we will not experience a delay or interruption in the technology transfer process which may adversely affect the third-party manufacturer’s ability to provide us with the products needed to satisfy customer demand on a timely basis.

Intellectual Property

We rely on a combination of patents, together with non-disclosure and confidentiality agreements, to establish and protect the proprietary rights in our technologies. Seedling Enterprises, LLC initially conceived of and developed our technology. In 2003, Seedling Enterprises, LLC incorporated GI Dynamics, Inc. and transferred all of its intellectual property relating to EndoBarrier to us with no further claims or royalties in exchange for shares of our common stock, par value $0.01 per share, or Common Stock.

At December 31, 2015, our current patent portfolio was comprised of 145 issued and pending U.S. and non-U.S. patents. We have been issued 40 U.S. patents and maintain 12 pending U.S. patent applications. We have also sought intellectual property protection outside of the U.S. and have been issued 67 patents across Australia, Canada, China, the European Patent Convention region (including Austria, Belgium, France, Germany, Ireland, Italy, Netherlands, Spain, Sweden, Switzerland, Turkey and the United Kingdom), Hong Kong and Japan, and we have 25 pending foreign patent applications. We believe that our patents and patent applications cover, but are not limited to, the following areas:

•	the gastrointestinal liner and anchor;

•	delivery and removal systems;

•	placement of the device;

•	treatment alternatives; and

•	the restrictor device

Our current issued patents expire between 2023 and 2036. We also actively monitor our intellectual property by regularly reviewing new developments to identify extensions to our patent portfolio.

We entered into a Patent License Agreement with Crabb Co., LLC, or Crabb, in 2003, which was amended in 2005, for the in-license of certain intellectual property related to the anchoring of an intestinal liner, which is anchored in the pylorus. This license was obtained early in our history; and while we are not currently using this intellectual property, it may be useful in future implant designs. The royalty obligation begins with U.S. commercial sales of products covered by the Crabb intellectual property. The royalty percentage may vary on products covered by the license but in any case, the royalties are not considered significant. We will cease paying royalties, if any, when the patent covered by the license expires in 2017.

We employ external patent attorneys to assist us in managing our intellectual property portfolio.

In 2013, we settled litigation with the supplier of the liner material used to manufacture EndoBarrier, W.L. Gore & Associates, Inc., or Gore. Under the settlement, we retain exclusive ownership and control of our patent portfolio; and we and Gore have dismissed all claims against each other. We also granted Gore a non-exclusive, royalty-free license to use our patents, restricted to the vascular system. Gore is not licensed to use our patents for any applications in the gastrointestinal tract. Neither we nor Gore are required to make any cash payments to the other, nor will any royalties be due.

Government Regulation of Medical Devices and EndoBarrier

Governmental authorities in the U.S., at the federal, state and local levels, and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution, marketing and export and import of products such as those we develop and commercialize. Failure to obtain approval or clearance to market our products and products under development and to meet the ongoing requirements of these regulatory authorities could prevent us from continuing to market or develop our products and product candidates.

United States

Premarketing Regulation

In the U.S., medical devices are regulated by FDA. Unless an exemption applies, a new medical device requires either prior 510(k) clearance or approval of a premarket approval application, or PMA, before it can be marketed in the U.S. The information required by FDA in order to obtain clearance or approval to market a new medical device varies depending on how FDA classifies the medical device. Medical devices are classified into one of three classes on the basis of the controls deemed necessary by FDA to reasonably ensure their safety and effectiveness.

•

Class I devices, which have the lowest level of associated risk, are subject to general controls, including labeling, premarket notification and adherence to the QSR, which sets forth device-specific good manufacturing practices.

•	Class II devices are subject to general and special controls, including performance standards.

•	Class III devices, which have the highest level of associated risk, are subject to most of the previously identified requirements, as well as to premarket approval.

Most Class I devices and some Class II devices are exempt from the 510(k) requirement, although the manufacturers are still subject to registration, listing, labeling and QSR requirements. EndoBarrier is classified as a Class III device by FDA and requires FDA approval for commercialization through the PMA application process described below.

A 510(k) premarket notification must demonstrate that the device in question is substantially equivalent to another legally marketed device, or predicate device, that did not require premarket approval. In evaluating the 510(k), FDA determines whether the device has the same intended use as the predicate device and (a) has the same technological characteristics as the predicate device, or (b) has different technological characteristics, and (i) the data supporting the substantial equivalence contains information, including appropriate clinical or scientific data, if deemed necessary by FDA, that demonstrates that the device is as safe and as effective as a legally marketed device, and (ii) does not raise different questions of safety and effectiveness than the predicate device. Most 510(k)s do not require clinical data for clearance but FDA may request such data. FDA’s goal is to review and act on each 510(k) within 90 days of submission but it may take longer based on requests for additional information. In addition, requests for additional data, including clinical data, will increase the time necessary to review the notice. If FDA does not agree that the new device is substantially equivalent to the predicate device, the new device will be classified in Class III, and the manufacturer must submit a PMA. Since July 2012, however, with the enactment of the Food and Drug Administration Safety and Innovation Act, or FDASIA, a de novo pathway is directly available for certain low-to-moderate risk devices that do not qualify for the 510(k) pathway due to lack of a predicate device. Modifications to a 510(k)-cleared medical device may require the submission of another 510(k) or a PMA if the changes could significantly affect the safety or effectiveness or constitute a major change in the intended use of the device.

The PMA process is more complex, costly and time consuming than the 510(k) clearance procedure. A PMA must be supported by extensive data including, but not limited to, technical, pre-clinical, clinical, manufacturing, control and labeling information to demonstrate to FDA’s satisfaction the safety and effectiveness of the device for its intended use. After the submission of a PMA, FDA has 45 days to determine whether it is sufficiently complete to permit a substantive review. If the PMA is complete, FDA will file the PMA. FDA is subject to performance goal review times for PMAs and may issue a decision letter as a first action on a PMA within 180 days of filing; but if it has questions, it will likely issue a first major deficiency letter within 150 days of filing. It may also refer the PMA to an FDA advisory committee for additional review, and will conduct a preapproval inspection of the manufacturing facility to ensure compliance with the QSR, either of which could extend the 180-day response target. While FDA’s ability to meet its performance goals has generally improved during the past few years, it may not meet these goals in the future. A PMA can take several years to complete and there is no assurance that any submitted PMA will ever be approved. Even when approved, FDA may limit the indication for which the medical device may be marketed or to whom it may be sold. In addition, FDA may request additional information or request the performance of additional clinical trials before it will reconsider the approval of the PMA or as a condition of approval, in which case the trials must be completed after the PMA is approved. Changes to the device, including changes to its manufacturing process, may require the approval of a supplemental PMA.

If a medical device is determined to present a “significant risk,” the manufacturer may not begin a clinical trial until it submits an IDE to FDA and obtains approval of the IDE from FDA. The IDE must be supported by appropriate data, such as animal and laboratory testing results and include a proposed clinical protocol. These clinical trials are also subject to the review, approval and oversight of an institutional review board, or IRB, at each institution at which the clinical trial will be performed. The clinical trials must be conducted in accordance with applicable regulations, including, but not limited to, FDA’s IDE regulations and current good clinical practices. A clinical trial may be suspended by FDA or the sponsor at any time for various reasons, including a belief that the risks to the study participants outweigh the benefits of participation in the trial. Even if a clinical trial is completed, the results may not demonstrate the safety and efficacy of a device, or may be equivocal or otherwise not be sufficient to obtain approval.

Post-Marketing Regulation

After a device is placed on the market, numerous regulatory requirements apply. These include:

•	Compliance with the QSR, which requires manufacturers to follow stringent design, testing, control, documentation, record maintenance, including maintenance of complaint and related investigation files, and other quality assurance controls during the manufacturing process;

•	Labeling regulations, which prohibit the promotion of products for uncleared or unapproved or “off-label” uses and impose other restrictions on labeling; and

•	Medical device reporting obligations, which require manufacturers to investigate and report adverse events to FDA, including deaths or serious injuries that may have been or were caused by a medical device and malfunctions in the device that would likely cause or contribute to a death or serious injury if it were to recur.

Failure to comply with applicable regulatory requirements can result in enforcement action by FDA, which may include any of the following sanctions:

•	Operating restrictions, partial suspension or total shutdown of production;

•	Refusal to grant 510(k) clearance or PMA approvals of new products;

•	Withdrawal of 510(k) clearance or PMA approvals; and

•	Criminal prosecution.

To ensure compliance with regulatory requirements, medical device manufacturers are subject to market surveillance and periodic, pre-scheduled and unannounced inspections by FDA. These inspections may include the manufacturing facilities of our subcontractors.

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

EndoBarrier has CE Mark designation for the treatment of obese type 2 diabetes with BMI ≥30 kg/m2, or obese patients with BMI ≥30 kg/m2 with ≥1 comorbidity, or obese patients with BMI >35 kg/m2. EndoBarrier is indicated for a treatment period not to exceed 12 months. CE Marking requires demonstration of continued compliance with the directives, which apply to the continued safety and quality of the product. Our designated E.U. Notified Body regularly audits these parameters to ensure compliance with ISO 13485 certification. The CE Mark is mandatory for medical devices sold not only within the countries of the E.U. but more generally within all countries in Western Europe. As many of the European standards are converging with international standards, the CE Mark is often used on medical devices manufactured and sold outside of Europe (notably in Asia that exports many manufactured products to Europe). CE Marking gives companies easier access into not only the European market but also to Asian, Latin American and Middle Eastern markets, most of which recognize the CE Mark on medical devices as a mark of quality and adherence to international standards of consumer safety, health or environmental requirements.

In 2012, the European Commission proposed regulations that will change the way most medical devices are regulated in the E.U., and may subject our products to additional requirements. These changes are in the final stages of the legislative procedure and will likely be completed in 2016, allowing them to enter into force by the end of 2016 or early 2017.

In a number of international markets, regulatory approvals may be expedited once CE Mark approval has been received; although submissions are required in each country. EndoBarrier is commercially available in certain countries in the Middle East which recognize CE Marking.

In Australia, the Therapeutic Goods Administration, or TGA, is responsible for administering the Therapeutic Goods Act with EndoBarrier falling under the category of an implantable medical device. In July 2011, the TGA approved EndoBarrier for inclusion on the Australian Register of Therapeutic Goods. In Australia, EndoBarrier is approved for the treatment of obese type 2 diabetes with BMI ≥30 kg/m2, or obese patients with BMI ≥30 kg/m2 with ≥1 comorbidity, or obese patients with BMI >35 kg/m2. It is indicated for a treatment period not to exceed 12 months.

Health Care Reform

In the U.S. and foreign jurisdictions, there have been a number of legislative and regulatory changes to the to the respective countries’ health care systems that could affect the future results of our operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce health care costs.

In March 2010, the President of the United States signed into law the Affordable Care Act, or ACA, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of health care spending, enhance remedies against health care fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers and impose additional health policy reforms. Among other things, the ACA imposes a 2.3% medical device excise tax on the sale of many medical devices in the U.S. This tax took effect on January 1, 2013; but in December 2015, new legislation suspended the medical device tax for two years.

Substantial new provisions affecting compliance have also been enacted, which may affect our business practices with health care practitioners. The full effect of the ACA appears likely to place downward pressure on pricing of medical devices, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. We expect that the ACA, as well as other health care reform measures that have been and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for our products. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other health care reforms may affect our ability to generate revenue and profits or commercialize our product candidates.

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

Employees

As of December 31, 2015, we had 36 employees, of which all are full-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relations with our employees to be good.

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

Risks Related to Our Business

We will need substantial additional funding and may be unable to raise capital when needed, which could force us to delay, reduce, or eliminate planned activities or result in our inability to operate as a going concern.

As we are in the early stage of commercialization of our products, we are generating a small amount of revenue and are not cash flow positive or profitable. Our net revenue from product sales was approximately $1.3 million for the year ended December 31, 2015 and, as of December 31, 2015, we had cash and cash equivalents of approximately $19.6 million. Our existing capital is insufficient to meet our requirements (including the costs of commercializing our products, conducting clinical trials, obtaining regulatory approvals and partnering with third-party manufacturers) and cover any losses, so we will need to raise additional funds through financings or borrowings prior to December 31, 2016. Failure to raise additional funds could delay, reduce, or halt our commercialization and clinical trial efforts.

We have no committed sources of capital funding and there is no assurance that additional funding will be available to us in the future or be secured on acceptable terms. These factors raise substantial doubt about our ability to continue as a going concern. If adequate funding is not available, we may no longer be a going concern and may be forced to curtail operations, including our commercial activities and research and development programs, or cease operations altogether, file for bankruptcy, or undertake any combination of the foregoing. In such event, our stockholders may lose their entire investment in our company.

In addition, if we do not meet our payment obligations to third parties as they become due, we may be subject to litigation claims and our credit worthiness would be adversely affected. Even if we are successful in defending against these claims, litigation could result in substantial costs and would be a distraction to management, and may have other unfavorable results that could further adversely impact our financial condition.

We have a history of net losses and we may never achieve or maintain profitability.

We are a medical device company with a limited history of operations and have only recently begun to commercialize our product. We have incurred net losses since our inception, including net losses of approximately $35.6 million, $48.2 million and $35.2 million for the fiscal years ended December 31, 2013, 2014 and 2015, respectively. As of December 31, 2015, our accumulated deficit was approximately $235.1 million. Although we have started to generate revenues from sales in select markets outside the U.S., we expect to continue to incur significant operating losses for the foreseeable future as we incur costs, including those associated with building a sales and marketing organization to commercialize our products, conducting clinical trials to test our products, attempting to secure regulatory approvals for our products (in the U.S. and other countries) and increased costs associated with being a public company in the U.S. with equity securities listed on the Australian Securities Exchange, or ASX.

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

At present, our only product that is approved for marketing and sale is EndoBarrier, which has received CE Mark approval in the E.U. and has been approved for inclusion on the Australian Register of Therapeutic Goods. There is no guarantee that we will maintain those approvals or obtain additional approvals from regulatory bodies, including the FDA in the U.S., to commercialize EndoBarrier or any of our other products. In the U.S., we have terminated our pivotal trial of EndoBarrier. Accordingly, we will not be able to obtain FDA approval to commercialize EndoBarrier in the U.S. without a new clinical trial which may be lengthy and expensive. The regulatory authorities in other countries may also require additional clinical trials. Necessary regulatory approvals could also be delayed, which could significantly impact our ability to commercialize our technology in the U.S. and other countries.

We depend heavily on the success of our lead product, EndoBarrier, which is in its early stage of commercialization in select markets outside the U.S.

Assuming that we can obtain the required regulatory approvals in the U.S. and certain other countries, we expect to derive substantially all of our revenue from sales of our lead product, EndoBarrier, which is in its early stage of commercialization. Accordingly, our ability to generate revenues in the future relies on our ability to market and sell this product.

The degree of market acceptance for EndoBarrier will depend on a number of factors, including:

•	the efficacy, ease of use, and perceived advantages and disadvantages of EndoBarrier over other available treatments and technologies for managing type 2 diabetes and obesity;

•	the prevalence and severity of any adverse events or side effects of EndoBarrier;

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

The results of our current and future human clinical trials cannot be predicted. If any EndoBarrier products or other new products that we are developing and testing cause serious adverse events in our current or future human clinical trials, then these trials may need to be delayed or halted as we have done with our U.S. pivotal trial as a result of the higher than anticipated incidence of hepatic abscess, a bacterial infection of the liver. In addition, these clinical trials may not produce positive safety or efficacy results, or may produce results that are not as favorable as those seen in previous clinical trials. For example, hepatic abscess — a known event related to the use of EndoBarrier — presented at a higher than anticipated rate of 3.5% in the ENDO Trial compared to a commercial use experience rate of < 1% based on more than 3,000 units shipped since 2009. As a result, the ENDO Trial was discontinued.

Negative safety or efficacy results of our U.S. pivotal trial and any other current or future human clinical trials could require that we attempt to modify the EndoBarrier device or the treatment algorithm to address these issues and there is no guarantee that any potential modifications would be able to be successfully developed.

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

We compete against companies that have longer operating histories, more established or approved products, and greater resources than we do, which may prevent us from achieving market penetration with our products.

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

An important factor that may be relevant to market acceptance of EndoBarrier is whether it improves or maintains glycemic control and facilitates weight loss, or whether there are any other side effects, following removal of the device. While we have tested and evaluated our technology in several clinical trials with hundreds of patients, which in aggregate have shown that, while implanted, EndoBarrier is an effective treatment for type 2 diabetes and obesity, we do not yet have sufficient data to demonstrate any longer-term benefits of our product in the treatment of type 2 diabetes and obesity following removal of the device from the patient.

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

The medical device industry is regulated extensively by governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies and authorities, such as the E.U., legislative bodies and the European Economic Area, or EEA, Member State Competent Authorities. Before we can market our products in the E.U., and in many other parts of the world, we must obtain and maintain CE Mark certification, which indicates that a product meets the essential requirements of applicable E.U. Directives and has been subject to the appropriate conformity assessment route. This conformity assessment procedure is often done through a self-certification, but depending on the type of product, may also require verification by an independent certification body, called a “Notified Body.” Notified Bodies will also periodically audit us to ensure that we remain in compliance with the applicable requirements. The CE Mark allows free movement of products in the E.U., the EEA and Switzerland although any of the member countries may require medical devices to be registered and also impose requirements relating to the language of the device information. Many non-European countries also recognize and accept the CE Mark. If we cannot support our performance claims and demonstrate continued compliance with the applicable E.U. requirements, we could lose our right to affix the CE Mark to our products, which would prevent us from selling our products within the territory and in other countries that recognize the CE Mark.

In addition, even after we receive regulatory approval of our products in existing markets, we are subject to ongoing regulatory requirements relating to our existing products in those markets. These include the requirement to timely file various reports with regulatory authorities in the countries in which we market our products, including reports of adverse events such as those experienced in our U.S. pivotal trial, including events that may have caused or contributed to a death or serious injury and malfunctions that would likely cause or contribute to a death or serious injury if the malfunction were to recur. If these reports are not timely filed, regulators may impose sanctions, including temporarily suspending our market authorizations or CE Mark, and sales of EndoBarrier may suffer. In that case, we may be subject to product liability or regulatory enforcement actions, all of which could harm our business. Our failure to comply with EEA or other foreign regulations applicable in the countries where we operate could lead to the issuance of warning letters or untitled letters, the imposition of injunctions, suspensions or loss of regulatory clearance or approvals, product recalls, termination of distribution, product seizures or civil penalties. In the most extreme cases, criminal sanctions or closure of our manufacturing facilities are possible.

In some countries, we rely on our foreign distributors and agents to assist us in complying with foreign regulatory requirements, and we cannot be sure that they will always do so. If we or any of our suppliers, third-party manufacturers, distributors, agents or customers fail to comply with applicable requirements, we may face:

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

We have limited manufacturing capabilities and personnel, and our manufacturing facilities, and those of any third party that manufactures our products, are required to comply with regulatory requirements.

Completion of our current and future clinical trials and commercialization of our products require access to manufacturing facilities that meet applicable regulatory standards to manufacture a sufficient supply of our products. We currently manufacture EndoBarrier at our facility in Lexington. Our lease for this property expires in December 2016. We expect to transition to a third-party manufacturer prior to the expiration of our lease. The transition to a third-party manufacturer requires a lengthy process of technology transfer and validation to meet the applicable regulatory requirements. Any disruption to manufacturing which results from this transition would adversely affect our business.

Suppliers of components and products used to manufacture our products, and any third parties that manufacture our products, must also comply with applicable regulatory requirements. These often require significant time, resources, record-keeping and quality assurance efforts and subject us, our suppliers and third-party manufacturers to potential regulatory inspections and stoppages. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored by regulatory authorities. Failure by us, our third-party manufacturers or suppliers to comply with regulatory requirements or failure to take satisfactory corrective action in response to an adverse inspection could result in enforcement actions that could disrupt manufacturing or sales of EndoBarrier.

In order to manufacture EndoBarrier in the quantities that we anticipate will be required to meet our clinical trial needs and market demand, we will need to increase production capacity and efficiency over current levels, and our third-party manufacturers must therefore be able to provide us with sufficient quantities of our product in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable cost and on a timely basis. Our potential future growth could strain the ability of our third-party manufacturers to deliver our product and obtain materials and components in sufficient quantities. Third-party manufacturers often experience difficulties in scaling up production, including problems with production yields and quality control and assurance. If we are unable to obtain a sufficient or consistent supply of EndoBarrier or any other product we are developing, or if we cannot do so efficiently, our revenue, business and financial prospects would be adversely affected.

Following our reduction of headcount in August 2015, we may be unable to retain our remaining employees and therefore we may not be able to sustain our business.

Since we began our efforts to restructure our business and expenses (the “Restructuring”) in August 2015, our workforce has been reduced by 26 people, or 47%, leaving 29 employees as of February 29, 2016.

As a result of the Restructuring, we are heavily dependent upon our ability to retain our remaining employees. The loss of the service of any of our remaining employees may have an adverse effect on our business. Given the magnitude of our reduction in force since August 2015, the morale of our remaining employees may be lower, employees may be distracted and any one of our remaining employees could terminate his or her employment with us at any time. A departing employee’s expertise would be difficult to replace and the failure to do so on a timely basis could have a material adverse effect on our ability to achieve our business goals. There can be no assurance that we will have the financial resources or otherwise to be successful in retaining our remaining personnel and our failure to do so could have a material adverse effect on our business, financial condition and results of operations. In addition, the Restructuring may prove to be more disruptive to our operations than we anticipated. For example, cost savings measures may distract management from our core business, harm our reputation, yield unanticipated consequences, such as attrition beyond the planned Restructuring, or increased difficulties in our day-to-day operations.

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

Our performance is substantially dependent on our senior management and key technical staff to continue to develop and manage our operations. The loss or the inability to recruit and retain high-caliber staff could have a material adverse effect on us. We also rely on the technical and management abilities of certain key directors, key members of our executive team and employees, consultants and scientific advisers. The loss of any of these directors, members of the executive team, employees, consultants or scientific advisers could have an adverse effect on our business. Since January 1, 2015, individuals holding the following executive offices have left the Company: chief executive officer, chief financial officer and chief medical officer.

We may be unable to effectively manage our anticipated growth.

To manage our anticipated growth and to commercialize our products, we will need to expand our operations (research and development, product development, quality, regulatory, manufacturing, sales, marketing and administrative). This expansion will place a significant strain on our management, infrastructure and operational and financial resources, particularly in light of the Restructuring. Specifically, we will need to manage relationships with various persons and entities participating in our clinical trials, quality systems, manufacturers, suppliers and other organizations, including various regulatory bodies in the U.S. and other jurisdictions. We may not be able to implement the required improvements in an efficient and timely manner and may discover deficiencies in existing systems and controls. The failure to accomplish any of these tasks could materially harm our business and our ability to commercialize EndoBarrier. As a result, our revenue, business and financial prospects would be adversely affected.

We incur increased costs as a result of being a public company in the U.S. whose equity securities are listed on the Australian Securities Exchange.

As of December 31, 2013, we became subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Although the existing listing of our Chess Depositary Interests, or CDIs, on the ASX requires us to file financial information and make certain other filings with the ASX, our status as a reporting company under the Exchange Act will cause us to incur additional legal, accounting and other expenses that we have not previously incurred, including costs related to compliance with the requirements of the Sarbanes-Oxley Act of 2002. We have submitted and continue to maintain an application for a listing on NASDAQ, which has its own rules and regulations with which we would need to comply if such application is approved. We do not currently meet the NASDAQ listing requirements. We expect all of these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect all of these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board or as executive officers. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

As a public company in the U.S., we are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of the end of the fiscal year. Our first report on compliance with Section 404 was furnished in connection with our financial statements for the year ended December 31, 2014. Additionally, our independent registered public accounting firm will be required to issue a report on management’s assessment of our internal control over financial reporting and a report on their evaluation of the operating effectiveness of our internal control over financial reporting. Our auditor’s first report on our compliance with Section 404 is expected to be in connection with our annual report on Form 10-K following the date on which we are no longer an emerging growth company. The controls and other procedures are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC, is disclosed accurately and is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We continue to update, document and evaluate our internal control over financial reporting to the requirements of Section 404. Despite our efforts, there is a risk that we will not be able to conclude, from time to time, that our internal control over financial reporting is effective as required by Section 404.

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

There can be no assurance that we will be successful in developing competitive new products and/or improving existing products so that such products remain competitive and avoid obsolescence. There can also be no assurance that any or all of our research and development projects for new products will demonstrate safety and efficacy and result in commercial products, or that if such products are successfully designed and launched, they will be profitable.

Health care reform legislation could adversely affect our future revenue and financial condition.

In recent years, there have been numerous initiatives by governments throughout the world for comprehensive reforms affecting the delivery of and payment for health care. We cannot predict the changes that will be made and the effect such changes will have on the use of EndoBarrier. Decisions to increase or decrease reimbursement or coverage for treatments for type 2 diabetes and/or obesity could have a material impact on our business and results of operations.

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

While our products are manufactured in the U.S., sales of our products are currently only made in select markets outside the U.S. As we seek to expand into the U.S. and additional foreign markets, we will be subject to new business risks, including failure to fulfill regulatory requirements on a timely basis, or at all, to market EndoBarrier or other future products; difficulties in managing foreign relationships and operations, including relationships we establish with foreign partners, distributors, or sales or marketing agents; adapting to the differing laws and regulations, business and clinical practices, and patient preferences in various countries; difficulty in collecting accounts receivable and longer collection periods; costs of enforcing contractual obligations in foreign jurisdictions; recessions in relevant foreign countries; political instability and unexpected changes in diplomatic and trade relationships, currency exchange fluctuations and potentially adverse tax consequences.

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

Completion of our current and future clinical trials and commercialization of our products requires access to manufacturing facilities that meet applicable regulatory standards to manufacture a sufficient supply of our products. Third-party manufacturers and suppliers of components and products used to manufacture our products must also comply with applicable regulatory requirements, which often require significant time, money, resources and record-keeping and quality assurance efforts and subject us, our third-party manufacturers and our suppliers to potential regulatory inspections and stoppages.

Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by regulatory authorities. Failure by us, our third-party manufacturers or our suppliers to comply with regulatory requirements or failure to take satisfactory corrective action in response to an adverse inspection could result in enforcement actions, including a public warning letter, a shutdown of, or restrictions on, our ability to obtain sufficient quantities of our products, delays in approving or clearing a product, refusal to permit the import or export of our products or other enforcement action.

Risks Related to Our CDIs and Our Common Stock

There is no current trading market for our Common Stock in the U.S. and no such market may develop.

Although our CDIs are currently listed on the ASX in Australia, there is not any current trading market for our CDIs or the underlying shares of Common Stock in the U.S. We have submitted and continue to maintain an application to list our shares on NASDAQ; however, we do not currently meet the NASDAQ listing requirements and there is no certainty that we will be successful in achieving a listing. As a result, no trading market for our Common Stock may develop in the U.S. and you may not be able to transfer or resell your CDIs at their fair value, or at all.

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

There are a number of risks associated with any stock market investment. Our CDIs have been traded on the ASX since September 7, 2011. The price of our CDIs has been, and is likely to continue to be, volatile, which means that it could decline substantially within a short period of time. For example, our closing price per CDI has ranged from A$0.02 to A$1.16 in the period from September 7, 2011 to December 31, 2015. The value of the CDIs will be determined by the stock market and will be subject to a range of factors beyond our control. These factors include movements in local and international stock exchanges, local interest rates and exchange rates, domestic and international economic and political conditions, government taxation, market supply, competition and demand and other legal, regulatory or policy changes. If we are able to meet the initial listing requirements and are successful in listing on NASDAQ, our Common Stock may be subject to fluctuations in price based on factors beyond our control and which may be different than those affecting our CDIs.

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

As of March 15, 2016, six shareholders and their affiliated entities owned approximately 56.9% of our outstanding shares of Common Stock, or CDIs representing Common Stock, in the aggregate. As a result, these shareholders, if they act together, would be able to exert a significant degree of influence over our management and affairs and over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may harm the market price of the CDIs by delaying or preventing a change in control, even if a change is in the best interests of our other shareholders.

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

On May 23, 2013, we entered into a Sublease Agreement with Cambridge Technology, Inc., as sublandlord for the sublease of the premises located at 25 Hartwell Avenue, Lexington, Massachusetts that we occupy and use for our office, engineering laboratory and manufacturing operations. The subleased premises are approximately 33,339 square feet and have been designed by us for office, laboratory and manufacturing operations, including our controlled environment assembly room. These premises have also been certified to the ISO 13485:2003 medical device standard. The term of the sublease expires on December 31, 2016. There are no extension options. We are currently looking for suitable premises in order to prevent any interruption in our operations. If we cannot find suitable premises before the expiration of the lease there could be an impact on our operations while we relocate to new premises. We believe that can find premises which are suitable and adequate for our needs now and for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our CDIs, each representing one-fiftieth of one share of our Common Stock after giving effect to our April 9, 2015 1:10 reverse stock split, have been listed on the ASX under the trading symbol “GID” since September 7, 2011. Prior to such time there was no public market for our securities. Our high and low sales prices on the ASX for the respective periods are shown below, both in Australian dollars per CDI and in U.S. dollars per share of Common Stock. All currency conversions are based on the prevailing Australian dollar to U.S. dollar exchange rate applicable on the relevant date as reported by the Reserve Bank of Australia.

Period	High per CDI (A$)	Low per CDI (A$)	High per share of Common Stock (US$)	Low per share of Common Stock (US$)
Fiscal Year 2015:
First Quarter	0.32	0.12	12.50	4.59
Second Quarter	0.18	0.11	6.84	4.14
Third Quarter	0.17	0.03	6.36	1.08
Fourth Quarter	0.03	0.02	1.22	0.87

Fiscal Year 2014:
First Quarter	0.91	0.54	39.95	24.83
Second Quarter	0.65	0.48	30.33	22.43
Third Quarter	0.60	0.40	28.36	17.95
Fourth Quarter	0.50	0.20	21.73	7.93

On December 31, 2015, the last reported sale price of our CDIs was A$0.03 per CDI, or $1.06 per share of Common Stock.

As of December 31, 2015, 1,091,154 of our shares were subject to outstanding options, restricted stock units and warrants to purchase shares of Common Stock.

Holders

As of March 15, 2016, we had 9,505,557 shares of Common Stock issued and outstanding with approximately 15 holders of record. The holders included CHESS Depositary Nominees Pty Limited, or CDN, which held 9,412,748 shares of our Common Stock in the form of CDIs on behalf of the CDI holders; there were approximately 1,118 registered owners of our CDIs on March 15, 2016.

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

The following performance graph compares the performance of our Common Stock from September 7, 2011 (the first day of trading of our CDIs) through December 31, 2015, after giving effect to the fifty-for-one CDI-to-Common Stock exchange ratio and after converting to U.S. dollars using the closing exchange rate applicable on the relevant date as reported by the Reserve Bank of Australia, to the performance of the NASDAQ Composite Index and the NASDAQ Medical Equipment Index from August 31, 2011 through December 31, 2015. The comparison assumes $100 was invested in our Common Stock after the market closed on September 7, 2011 and $100 was invested after the market closed on August 31, 2011 in each of the presented indices. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our Common Stock to date. The stockholder return shown on the performance graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

You should read the following selected financial data together with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statements of comprehensive loss data for the years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 from our audited financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statements of comprehensive loss data for the years ended December 31, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013, 2012 and 2011 from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except share and per share data)
Consolidated Statement of Comprehensive Loss Data:
Revenue	$1,316	$2,828	$2,255	$668	$234
Cost of revenue	5,723	4,089	2,492	1,358	709

Gross loss	(4,407)	(1,261)	(237)	(690)	(475)

Operating expenses:
Research and development	16,635	26,654	14,676	11,469	8,558
Sales and marketing	5,073	10,023	11,011	7,886	5,017
General and administrative	8,391	10,252	8,932	10,085	10,055

Total operating expenses	30,099	46,929	34,619	29,440	23,630

Loss from operations	(34,506)	(48,190)	(34,856)	(30,130)	(24,105)

Other income (expense):
Interest income	68	253	366	678	683
Interest expense	(1)	(1)	(5)	(8)	(180)
Foreign exchange (loss) gain	(647)	(514)	(955)	1,871	(3,261)
Remeasurement of warrant liability	9	317	(32)	822	505

Other income (expense), net	(571)	55	(626)	3,363	(2,253)

Loss before income tax expense	(35,077)	(48,135)	(35,482)	(26,767)	(26,358)
Income tax expense	84	70	96	19	–

Net loss	$(35,161)	$(48,205)	$(35,578)	$(26,786)	$(26,358)

Basic and diluted net loss per common share	$(3.71)	$(5.36)	$(5.26)	$(4.70)	$(12.93)

Weighted-average number of common shares used in basic and diluted net loss per common share	9,488,063	8,997,754	6,767,696	5,701,567	2,038,901

Comprehensive loss	$(35,161)	$(48,205)	$(35,578)	$(26,786)	$(26,358)

	December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and held to maturity securities	$19,590	$51,191	$58,616	$41,481	$66,152
Working capital (excluding deferred revenue)	17,871	49,583	62,110	42,080	66,541
Total assets	21,782	59,500	69,325	48,885	71,906
Deferred revenue	11	412	722	721	265
Long-term debt, including current portion	–	–	58	125	–
Warrants to purchase common stock	–	9	326	294	1,116
Total liabilities	3,524	9,322	6,940	7,177	6,355
Total stockholders’ equity	18,258	50,178	62,385	41,708	65,551

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a medical device company headquartered in Lexington, Massachusetts, which is dedicated to restoring health and improving quality of life through the design and application of device and disease management solutions for treatment of metabolic disease. Our vision is to make our first product, EndoBarrier Therapy, a valued treatment option for patients with type 2 diabetes and obesity by restoring healthier blood sugar levels and reducing body weight. EndoBarrier, the first endoscopically-delivered device therapy approved for the treatment of obese type 2 diabetes with BMI ≥ 30 kg/m2, or obese patients with BMI ≥ 30 kg/m2 with ≥ 1 comorbidities, or obese patients with BMI >35 kg/m2. EndoBarrier is the only proven, incision-free, non-anatomy altering solution designed to specifically mimic the duodenal-jejunal exclusion created by gastric bypass surgery. We have commercially launched EndoBarrier which is approved and commercially available in multiple countries outside the U.S.

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

On July 30, 2015, we announced our decision to discontinue the ENDO Trial. The decision followed discussions with the FDA regarding resumption of ENDO Trial enrollment, which despite collaborative efforts by both parties were unable to yield a feasible path forward for the mitigation of a higher than anticipated incidence of hepatic abscess. We concluded that terminating the ENDO Trial was in the best interest of all stakeholders. With seven cases of hepatic abscess in the ENDO Trial, the incidence rate was approximately 3.5%, which exceeded a previously established safety threshold of 2%. The incidence of hepatic abscess in markets outside the U.S. is <1% based on experience with approximately 3,000 units shipped commercially since 2009.

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

To date, we have devoted substantially all of our efforts to research and development, business planning, clinical research, clinical study management, reimbursement development, product commercialization, acquiring operating assets, and raising capital. We have incurred significant operating losses since our inception in 2003. As of December 31, 2015, we had an accumulated deficit of approximately $235.1 million. We expect to incur net losses for the next several years while we close out our ENDO Trial, restructure our business and costs, establish new priorities, continue limited market development and research, and evaluate strategic options.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements prepared in accordance with generally accepted accounting principles in the U.S. The preparation of these financial statements requires us to make certain estimates and assumptions that may affect the reported amounts of assets and liabilities, and the reported amounts of revenues and expenses during the reported periods and related disclosures. These estimates and assumptions, including those related to revenue recognition, inventory valuation including reserves for excess and obsolete inventory, impairment of long-lived assets, income taxes including the valuation allowance for deferred tax assets, research and development expenses, contingencies and stock-based compensation are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on our historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions.

We believe that our application of the following accounting policies, each of which require significant judgments and estimates on the part of management, are the most critical to aid in fully understanding and evaluating our reported financial results. Our significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies and Basis of Presentation”, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

The assumptions used in determining the fair value of stock-based awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change, and we use different assumptions, our stock-based compensation could be materially different in the future. The risk-free interest rate used for each grant is based on a zero-coupon U.S. Treasury instrument with a remaining term similar to the expected term of the stock-based award. Because we do not have a sufficient history to estimate the expected term, we use the simplified method for estimating the expected term. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. Because there was no public market for our Common Stock prior to our IPO, we lacked company-specific historical and implied volatility information. Therefore, we estimate our expected stock volatility based on that of publicly-traded peer companies, and we expect to continue to use this methodology until such time as we have adequate historical data regarding the volatility of our publicly-traded stock price. For purposes of identifying publicly-traded peer companies, we selected publicly-traded companies that develop, manufacture, and market medical devices, have operating businesses in the design and development of products that focus in the treatment of diabetes, and have sufficient trading history to derive a historic volatility rate. We have not paid and do not anticipate paying cash dividends on our shares of Common Stock; therefore, the expected dividend yield is assumed to be zero. We also recognize compensation expense for only the portion of options that are expected to vest. Accordingly, we have estimated expected forfeitures of stock options based on our historical forfeiture rate, adjusted for known trends, and used these rates in developing a future forfeiture rate. Our forfeiture rates were 15% as of December 31, 2015, 5.0% as of December 31, 2014 and 2% as of December 31, 2013. If our actual forfeiture rate varies from our historical rates and estimates, additional adjustments to compensation expense may be required in future periods.

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

Impairment of Long-Lived Assets

We regularly review the carrying amount of our long-lived assets to determine whether indicators of impairment may exist that warrant adjustments to carrying values or estimated useful lives. If indications of impairment exist, projected future undiscounted cash flows associated with the asset are compared to the carrying amount to determine whether the asset’s value is recoverable. If the carrying value of the asset exceeds such projected undiscounted cash flows, the asset will be written down to its estimated fair value.

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

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Revenue	$1,316	$2,828	$2,255
Cost of revenue	5,723	4,089	2,492

Gross loss	(4,407)	(1,261)	(237)

Operating expenses:
Research and development	16,635	26,654	14,676
Sales and marketing	5,073	10,023	11,011
General and administrative	8,391	10,252	8,932

Total operating expenses	30,099	46,929	34,619

Loss from operations	(34,506)	(48,190)	(34,856)
Other income (expense):
Interest income	68	253	366
Interest expense	(1)	(1)	(5)
Foreign exchange loss	(647)	(514)	(955)
Remeasurement of warrant liability	9	317	(32)

Other income (expense), net	(571)	55	(626)

Loss before income tax expense	(35,077)	(48,135)	(35,482)
Income tax expense	84	70	96

Net loss	$(35,161)	$(48,205)	$(35,578)

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

	Years Ended December 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Revenue	$1,316	$2,828	$(1,512)	(53.5)%
Cost of revenue	5,723	4,089	1,634	40.0%

Gross loss	$(4,407)	$(1,261)	$(3,146)	(249.5)%

Revenue. The decrease in revenue of approximately $1.5 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to decreased revenue across all markets. Revenue decreased approximately 91%, 72%, 41%, and 40% in South America, Asia Pacific region, the Middle East and Europe, respectively, primarily as a result of lower unit volume.

We believe the following factors adversely affected our commercial activities for the year ended December 31, 2015:

•	the Notified Body request to stop shipment of CE Mark product in late 2014;

•	the ENDO Trial enrollment hold and subsequent termination of the ENDO Trial;

•	the regulatory-related questions arising out of our decision to terminate the ENDO Trial; and

•	our decision, as part of our reorganization efforts, to focus sales activity on a limited number of markets while disengaging from others.

In the near-term, we intend to focus on a select group of existing customer sites in Europe, the Asia-Pacific region and the Middle East who have the ability to implement an optimized clinical treatment algorithm and participate in an EndoBarrier patient registry. We believe that the collection of additional data via patient registries is important to help support the attainment of reimbursement, as well as confirm improvement in EndoBarrier Therapy’s benefit:risk profile, but will likely adversely affect our commercial operations as it will limit commercial expansion.

Cost of Revenue. Cost of revenue increased approximately $1.6 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase in cost of revenue was primarily related to an increase in the charge for inventory reserves of approximately $1.7 million, an approximately $1.2 million increase in expense due to manufacturing inefficiencies resulting from lower production volume and an approximately $0.3 million charge for impaired fixed assets. The increase in expense was partially offset by a decrease of approximately $0.9 million in cost of revenue resulting from lower sales volume and a decrease of approximately $0.6 million of personnel related expenses. The increase in inventory reserves was primarily related to a charge for additional inventory reserves needed to write-down the net realizable value of our existing inventory which was in excess of our currently anticipated commercial requirements for future sales of EndoBarrier. Factors contributing to the inventory write-down included: the effect the uncertainty around the timing and success of the ENDO Trial and its ultimate termination had on commercial activity and our inventory levels, the expected timing of third-party payer reimbursement in our commercial markets, our conclusion that certain inventory will not be used for sales inside or outside the U.S. and the historical accuracy of our demand forecasts. If our current estimate of future demand is inaccurate, we may need to increase the reserve related to excess and obsolete inventory by recording a charge to cost of revenue.

Gross loss increased by approximately $3.1 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 for the reasons discussed above. We expect that our gross margin will vary, and may vary significantly, quarter to quarter and year to year due to our current stage of commercial development and future plans. Specifically, factors such as our intention to focus on a select group of existing customer sites with the ability to implement an optimized clinical treatment algorithm and participate in an EndoBarrier patient registry, our planned transition of production to a third-party manufacturer, changes in volume of inventory production, and overall economies of scale may result in variability in our gross margin.

Operating Expenses

	Years Ended December 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Research and development expense	$16,635	$26,654	$(10,019)	(37.6)%
Sales and marketing expense	5,073	10,023	(4,950)	(49.4)%
General and administrative expense	8,391	10,252	(1,861)	(18.1)%

Total Operating Expenses	$30,099	$46,929	$(16,830)	(35.9)%

Research and Development Expense. The decrease in research and development expense of approximately $10.0 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to a decrease of approximately $6.7 million in clinical trial and other clinical study related expenses, primarily third-party expenses related to the ENDO Trial, and a decrease of approximately $3.1 million in compensation and employee related expenses, including approximately $0.7 million in lower stock-based compensation expense, due to decreases in headcount. We expect research and development expense to decrease in the near-term as we complete the final documentation of the ENDO Trial. If we are successful in obtaining approval from the FDA to conduct a U.S. clinical trial using a revised and optimized clinical treatment algorithm we would expect at that time to begin increasing spending on the clinical trial.

Sales and Marketing Expense. The decrease in sales and marketing expense of approximately $4.9 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily the result of a decrease of approximately $2.9 million in compensation and employee related expenses, including approximately $0.9 million in lower stock-based compensation expense, due to decreases in headcount, as well as a decrease of approximately $1.3 million in marketing activities to support our commercialization efforts and a decrease of approximately $0.7 million of consulting and professional fees.

General and Administrative Expense. The decrease in general and administrative expense of approximately $1.9 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily a result of decreased compensation and employee related expenses of approximately $1.3 million primarily as a result of our CEO transition and departure of our CFO in 2014 and an approximately $0.3 million decrease in consulting and professional services and expenses related to being a public company.

Other Income (Expense), Net

	Years Ended December 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Other income (expense):
Interest income	$68	$253	$(185)	(73.1)%
Interest expense	(1)	(1)	–	–%
Foreign exchange loss	(647)	(514)	(133)	(25.9)%
Remeasurement of warrant liability	9	317	(308)	(97.2)%

Total other income (expense), net	$(571)	$55	$(626)	(1,138.2)%

Interest Income. The decrease in interest income of approximately $0.2 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 was due to lower average interest rates and lower average cash and cash equivalents balances.

Interest Expense. Interest expense was the same for the years ended December 31, 2015 and 2014 as we incurred the same amount of interest expense on our capital lease in 2015 as we did on our debt in 2014.

Foreign Exchange Loss. The increase in the foreign exchange loss of approximately $0.1 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily the result of the depreciation of the Australian dollar versus the U.S. dollar during the year ended December 31, 2015.

Remeasurement of Warrant Liability. The change in the remeasurement of warrant liability of approximately $0.3 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 was the result of a smaller decrease in the fair value of the warrants issued in connection with our IPO for the year ended December 31, 2015 compared to the decrease in the fair value of the warrants for the year ended December 31, 2014.

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

Other Income (Expense), Net

	Years Ended December 31,		Change
	2014	2013	$	%
	(dollars in thousands)
Other income (expense):
Interest income	$253	$366	$(113)	(30.9)%
Interest expense	(1)	(5)	4	80.0%
Foreign exchange loss	(514)	(955)	441	46.2%
Remeasurement of warrant liability	317	(32)	349	1,090.6%

Total other income (expense), net	$55	$(626)	$681	108.8%

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

Liquidity and Capital Resources

We have incurred losses since our inception in March 2003 and, as of December 31, 2015, we had an accumulated deficit of approximately $235.1 million. We have financed our operations from a combination of sales of equity securities and issuances of convertible term notes. In June 2011, we generated approximately $6.0 million in net proceeds from the issuance of our Convertible Term Promissory Notes. In September 2011, we generated approximately $72.5 million in proceeds, net of expenses and repayment of $6.0 million of Convertible Term Promissory Notes, from our IPO in Australia and simultaneous private placement in the U.S.

In July and August 2013, we generated approximately $52.5 million in proceeds, net of expenses, from a private placement and share purchase plan of our CDIs. In May 2014, we generated approximately $30.8 million in proceeds, net of expenses, from a private placement of our CDIs. As of December 31, 2015, we had approximately $19.6 million of cash and cash equivalents.

During the year ended December 31, 2015, our cash balance decreased by approximately $31.6 million as a result of the funds utilized to support our operations and to purchase property and equipment. We made payments related to, among other things, research and development, sales and marketing, and general and administrative expenses as we continued to commercialize EndoBarrier and fund our ENDO Trial.

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(31,422)	$(38,522)	$(34,152)
Investing activities	(179)	(255)	(1,196)
Financing activities	—	31,352	52,483

Net (decrease) increase in cash and cash equivalents	$(31,601)	$(7,425)	$17,135

Cash Flows From Operating Activities

Net cash used in operating activities totaled approximately $31.4 million for the year ended December 31, 2015. The primary uses of cash were:

•	to fund our net loss of approximately $35.2 million;
•

a net negative adjustment to cash flow from changes in working capital of approximately $3.4 million resulting primarily from decreases in accrued expenses, accounts payable and deferred revenue, partially offset by decreases in inventory, accounts receivable and prepaid and other current assets; and

•

a net positive adjustment to cash flow from non-cash items of approximately $7.2 million, primarily from stock-based compensation of approximately $3.2 million and increases in inventory reserves resulting from a charge of approximately $3.2 million for inventory in excess of our commercial requirements.

Due to the nature and timing of the cash flows related to our ENDO Trial, we believe that the ENDO Trial termination had a significant effect on our cash flows from operations for the year ended December 31, 2015 as our clinical trial accrual decreased by approximately $2.1 million. It is likely that our decision to conclude the ENDO Trial will have a significant effect on our cash flows from operations in 2016 as we close out the ENDO Trial and reduce the existing clinical trial accruals. Additionally, our August 2015 restructuring had a significant effect on our cash flows from operations for the year ended December 31, 2015 as our accrual for payroll and related liabilities decreased by approximately $2.1 million.

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

Cash Flows From Investing Activities

Cash used in investing activities for the year ended December 31, 2015 totaled approximately $0.2 million and resulted from the purchase of property and equipment.

Cash used in investing activities for the year ended December 31, 2014 totaled approximately $0.3 million and resulted primarily from the purchase of property and equipment, principally manufacturing equipment and software.

Cash used in investing activities for the year ended December 31, 2013 totaled approximately $1.2 million and resulted primarily from the purchase of property and equipment, principally leasehold improvements for our facility in Lexington, MA and software to improve our information technology infrastructure.

Cash Flows From Financing Activities

Cash from financing activities for the year ended December 31, 2015 consisted of proceeds from the exercise of stock options offset by payments on capital leases.

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

Funding Requirements

As of December 31, 2015 our primary source of liquidity was our cash and cash equivalents on hand of approximately $19.6 million. Based on our decision to conclude the ENDO Trial, we have begun to evaluate which markets are appropriate to continue pursuing reimbursement, market awareness and general market development efforts, and started restructuring our business and costs, establishing new priorities, continuing limited research, and evaluating strategic options. As a result, we expect to incur significant operating losses for the next several years. We do not expect our current cash balances will be sufficient to enable us to conduct an additional clinical trial for the purpose of seeking regulatory approval from the FDA and complete development of an improved EndoBarrier for its current use and potential new indications. We will need to raise additional funding prior to December 31, 2016 in order to implement our new business objectives and to continue to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern. We may seek to raise additional funds through any combination of collaborative arrangements, strategic alliances, and additional equity and debt financings or from other sources. There can be no assurance that any such financing opportunities will be available on acceptable terms, if at all. If we are unable to raise capital when needed, we could be forced to significantly delay or discontinue research and development activities and further commercialization of EndoBarrier, which could have a material adverse effect on our business, financial condition and results of operations. In addition, we could be required to cease operations if we are unable to raise capital when needed.

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

We may seek to raise additional funds through any combination of collaborative arrangements, strategic alliances, and additional equity and debt financings or from other sources. We will continue to manage our capital structure and to consider all financing opportunities, whenever they may occur, that could strengthen our long-term liquidity profile. Any such capital transactions may or may not be similar to transactions in which we have engaged in the past and the ownership interests of our existing stockholders may be materially diluted. There can be no assurance that any such financing opportunities will be available on acceptable terms, if at all. If we are unable to raise capital when needed, we could be forced to significantly delay or discontinue research and development activities and further commercialization of EndoBarrier.

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

Contractual Obligations and Commitments

Our most significant clinical trial expenditures are to the clinical trial sites. The contracts with clinical trial sites run through the agreed upon last patient follow up visit, which were completed in January 2016. These items are not included in the table below.

Our commitments for operating leases relate to our lease of office, laboratory and manufacturing space in Lexington, Massachusetts and our lease for office space in Dusseldorf, Germany.

The following table summarizes our outstanding contractual obligations as of December 31, 2015:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$623	$623	$—	$—	$—
Capital lease obligations	$7	$3	$4	$—	$—

	$630	$626	$4	$—	$—

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements please refer to Note 2, “Summary of Significant Accounting Policies and Basis of Presentation”, to our consolidated financial statements included in this Annual Report on Form 10-K.

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update (“ASU”) No. 2014-09, or ASU 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB approved a one year deferral of the effective date of this standard to annual reporting periods, and interim reporting periods within those years, beginning after December 15, 2017. Early adoption is permitted to the original effective date of December 15, 2016, including interim reporting periods within those years. We are currently evaluating the potential impact that ASU 2014-09 may have on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15. This new standard gives a company’s management the final responsibilities to decide whether there is substantial doubt about the company’s ability to continue as a going concern and to provide related footnote disclosures. The standard provides guidance to management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that companies commonly provide in their footnotes. Under the new standard, management must decide whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the company’s ability to continue as a going concern within one year after the date that the financial statements are issued, or within one year after the date that the financial statements are available to be issued when applicable. This guidance is effective for annual reporting beginning after December 15, 2016, including interim periods within the year of adoption, with early application permitted. We do not expect that the adoption of ASU 2014-15 will have a material impact on our financial position, results of operations or cash flows, but may require further disclosure in our financial statements once adopted.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles – Goodwill and Other – Internal-Use Software, or ASU 2015-05. This new standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 will be effective for us for reporting periods beginning after December 15, 2015. Early adoption is permitted and a company can elect to adopt ASU 2015-05 either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. Accordingly, the standard is effective for us on January 1, 2016. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes – Balance Sheet Reclassification of Deferred Taxes (Topic 740), or ASU 2015-17. ASU 2015-17 requires that deferred tax liabilities and assets, and any related valuation allowances, be classified as noncurrent in a classified statement of financial position. The classification change for all deferred taxes as noncurrent simplifies entities’ processes as it eliminates the need to separately identify the net current and net noncurrent deferred tax asset or liability in each jurisdiction and allocate valuation allowances. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted and the amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We early adopted ASU 2015-17 in the fourth quarter of 2015 on a prospective basis and included the current portion of deferred tax assets within the non-current portion of deferred tax assets within its consolidated balance sheets resulting in a reduction of other long-term assets and other current liabilities of approximately $97,000 as of December 31, 2015. The prior period balances were not retrospectively adjusted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop, manufacture and sell EndoBarrier globally and our earnings and cash flows are exposed to market risk from changes in currency exchange rates and interest rates.

Interest Rate Sensitivity

Our cash and cash equivalents of $19.6 million at December 31, 2015 consisted of cash and money market funds, all of which will be used for working capital purposes. We do not enter into investments for trading or speculative purposes. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the U.S. and Australia. Because of the short-term nature of our cash and cash equivalents, we do not believe that we have any material exposure to changes in their fair values as a result of changes in interest rates. The continuation of historically low interest rates in the U.S. will limit our earnings on investments held in U.S. dollars.

Our capital lease bears interest at a fixed rate and therefore has minimal exposure to changes in interest rates. We currently have no long-term debt and the long-term debt we previously held carried a fixed rate and therefore had minimal exposure to changes in interest rates.

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

We generate a significant portion of our revenue and collect receivables in foreign currencies. Fluctuations in the exchange rate of the U.S. dollar against major foreign currencies, including the euro, British Pound and Australian dollar, can result in foreign currency exchange gains and losses that may significantly impact our financial results. These foreign currency transaction and translation gains and losses are presented as a separate line item on our consolidated statements of operations and comprehensive loss. Continued fluctuation of these exchange rates could result in financial results that are not comparable from quarter to quarter. We do not currently utilize foreign currency contracts to mitigate the gains and losses generated by the re-measurement of non-functional currency assets and liabilities but do hold cash reserves in currencies in which those reserves are anticipated to be expended.

All of the proceeds from our 2011, 2013 and 2014 offerings were denominated in Australian dollars and as of December 31, 2015 we held the equivalent of approximately US$0.2 million denominated in Australian dollars and approximately US$0.5 million denominated in euros. Accordingly, we have had and will continue to have exposure to foreign currency exchange rate fluctuations. A change of 10% or more in foreign currency exchange rates of the Australian dollar or the euro would have a material impact on our financial position and results of operations if our revenue continues to be denominated in currencies other than the U.S. dollar or if we retain a substantial portion of our cash and cash equivalents in Australian dollars or euros. For example during the twelve-month period ending December 31, 2015, the Australian dollar depreciated from US$0. 8202 to US$0.7306 which contributed to the foreign exchange loss of approximately $0.6 million.

Effects of Inflation

We do not believe that inflation and changing prices over the years ended December 31, 2015, 2014 and 2013 had a significant impact on our results of operations.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with the independent registered public accounting firm report thereon, appear at pages F-1 through F-34, of this Annual Report on Form 10-K.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Changes in Internal Control

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded no such changes during the quarter ended December 31, 2015 materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The other information required by this Item 10 related to our directors is incorporated by reference to the applicable information in our proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC.

Information regarding our executive officers required by this Item 10 is incorporated by reference to the applicable information in our proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC.

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

Directors of the Registrant

The following table sets forth the name, age and position of each of our directors as of March 15, 2016:

Name	Age	Position
Jack E. Meyer[3].	72	Non-executive Chairman of the Board
Timothy J. Barberich[1]	68	Non-executive Director
Graham J. Bradley, AM1	67	Non-executive Director
Michael A. Carusi[2,3]	50	Non-executive Director
Anne J. Keating[1,2,3]	62	Non-executive Director
Daniel J. Moore[2]	54	Non-executive Vice-Chairman of the Board

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

Mr. Barberich is currently chairman and CEO of BioNevia Pharmaceuticals, Inc. and is a director of HeartWare International, Inc., a NASDAQ-listed medical device company, Verastem, Inc., a NASDAQ-listed biotechnology company and Tokai Pharmaceuticals, Inc., a NASDAQ-listed biopharmaceutical company. Mr. Barberich also serves on the board of several private companies including Neurovance, Inc. and MirImmune Inc. Mr. Barberich was formerly a director of BioSphere Medical, Inc., a NASDAQ-listed biotechnology company and Gemin X Biotechnologies, Inc. and Resolvyx Pharmaceuticals, which were acquired in 2011 and 2010, respectively.

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

Mr. Bradley is currently chairman of ASX-listed companies Stockland Corporation Limited, where he was appointed to the board in 2004 and appointed Chairman in 2005, and Po Valley Energy Limited, where he was appointed to the board in 2004. Mr. Bradley also currently serves as chairman of HSBC Bank Australia Limited; Virgin Australia International Holdings Limited; chairman of the advisory board for Anglo American Australian Limited; a council member of the European Australian Business Council; the chairman and director of Energy Australia Holdings Limited and the chairman of Infrastructure New South Wales. From 2009 to 2011, Mr. Bradley served as the president of the Business Council of Australia, the preeminent business leadership organization in Australia representing some 120 of the largest businesses and employers. Mr. Bradley was a director of the Garvan Institute for Medical Research, a leading Australian medical research organization, which includes a leading diabetes research group, for 10 years from 1999 to 2009 and also chaired the Garvan Foundation during this time. Mr. Bradley has held former roles including as chairman of Boart Longyear Limited and Proteome Systems Limited; and as a director of Singapore Telecommunications Limited, Queensland

Investment Corporation and MBF Australia Limited. Prior to his role at Perpetual, Mr. Bradley was managing partner of the law firm Blake Dawson Waldron and a partner of McKinsey & Company.

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

Mr. Carusi holds a Masters of Business Administration from the Amos Tuck School of Business Administration at Dartmouth College and a Bachelor of Science in mechanical engineering from Lehigh University.

Anne J. Keating has served as a director of the Company since June 2011. Ms. Keating has had an extensive career in management and as a director of Australian companies, divisions of US companies and not-for-profit organizations. Her extensive business and governance experience makes her qualified to serve on our board of directors.

Ms. Keating is currently a director of a number of ASX-listed companies in a range of different industries, including REVA Medical, Inc., a US-based medical device company developing and commercializing bioresorbable stents for the treatment of coronary artery disease, and Goodman Group Limited, a global property development and management company. Ms. Keating is Chairman of Houlihan Lokey Australia, an investment bank.

Ms. Keating is also a director for the Garvan Institute of Medical Research (a leading research institute which studies diabetes and obesity among other diseases) and an Inaugural Governor for the Cerebral Palsy Alliance Research Foundation. Ms. Keating is a member of the Advisory Council of CIMB Australia. From 1993 to 2001, Ms. Keating held the position of general manager, Australia for United Airlines and from 1993 to 1998 she was also a governor for the American Chamber of Commerce. She was also a delegate to the Australian/American Leadership Dialogue for 14 years. Ms. Keating was an inaugural board member of the Victor Chang Cardiac Research Institute for 10 years and also served on the board of NRMA Pty Ltd, Insurance Australia Group (IAG) for 9 years and STW Ltd for 16 years. She has also held former directorships with Ardent Leisure Management Limited, Spencer Street Station Redevelopment Holdings Limited, Easy FM China Pty Ltd, Radio 2CH Pty Ltd and Workcover Authority of New South Wales.

Daniel J. Moore has served as a director of the Company since 2014 and as our vice-chairman since March 2015. Mr. Moore’s extensive experience in domestic and international sales, management and operations in global medical device manufacturers makes him qualified to serve on our board of directors.

Mr. Moore has served as president, chief executive officer and director of Cyberonics, Inc., a medical technology company with core expertise in neuromodulation, from 2007 to October 2015. From 1989 to 2007, Mr. Moore held positions in sales, marketing, and senior management in the U.S. and in Europe at Boston Scientific Corporation, a diverse maker of minimally invasive medical products. His last position at Boston Scientific was President, International Distributor Management. Prior to that role, he held the position of President, Inter-Continental, the fourth largest business unit of Boston Scientific, with more than 1,000 global employees and revenues exceeding $700 million. Mr. Moore previously held senior management positions at several Boston Scientific U.S. and international divisions.

He currently serves as the chairman of LivaNova PLC (the company resulting from the merger of Sorin S.p.A. and Cyberonics, Inc.), a member of the board of directors for the Epilepsy Foundation of America, the Medical Device Manufacturers Association (immediate past-Chair), and as a member of the boards or advisory boards for BioHouston, Inc. and the Weldon School of Biomedical Engineering at Purdue University. He currently serves on the board of privately-held BrainScope Company, Inc., a medical technology company focused on traumatic brain injury, where he serves as Chairman. Past board positions include Smiling Kids, Inc., the Epilepsy Foundation of Texas (past-Chair), the Epilepsy Foundation of Texas – Houston (past-President), Topera, Inc. (acquired by Abbott) and TriVascular Technologies, Inc. (acquired by Endologix).

Mr. Moore holds a B.A. from Harvard University and earned an MBA from Boston University.

Australian Disclosure Requirements

Because we are listed on the Australian Securities Exchange, or ASX, we are required to comply with various disclosure requirements as set out in the ASX Listing Rules. The following information is provided to comply with the ASX Listing Rules and is not intended to fulfill SEC information required by Part III of this Annual Report on Form 10-K.

Overview

Our securities are listed for quotation in the form of CHESS Depositary Interests, or CDIs, on the ASX and trade under the symbol “GID.” Each share of our Common Stock is equivalent to fifty CDIs. The shareholder information below was applicable as at March 15, 2016.

Our share capital was as follows:

Type of Security	Number of Securities	Equivalent in CDIs
Common Stock	92,809	4,640,450
CDIs	470,637,380	470,637,380

Total		475,277,830

Options[1]	505,317	25,265,850
Restricted stock units[1]	61,206	3,060,300
Warrants	50,000	2,500,000

Total		30,826,150

1.	As at March 15, 2016, an additional 1,776,822 shares of Common Stock were available for grant under our 2011 Employee, Director and Consultant Equity Incentive Plan.

Substantial Holders

The number of CDIs held by our substantial shareholders (being shareholders who, together with their associates, have a relevant interest in at least 5% of our voting shares) assuming the conversion of Common Stock held by those shareholders into CDIs and based on the information in the substantial holder notices we received as of March 15, 2016, was as follows:

Name of Holder	Number of CDIs Held	% of Total CDIs
Hunter Hall Investment Management Limited and Affiliated Entities	75,779,090	15.94%
M&G and Affiliated Entities	63,190,038	13.30%
Medtronic, Inc.	39,115,442	8.23%
Advanced Technology Ventures and Affiliated Entities	33,638,773	7.08%
UBS Group AG	30,500,000	6.42%
Johnson & Johnson Innovation – JJDC, Inc.	28,278,460	5.95%

Distribution of Equity Security Holders

There were a total of 9,505,557 shares of Common Stock on issue, 9,412,748 of which were held as CDIs (being 470,637,400 CDIs in total). The table below presents the number of shares of Common Stock and the number of CDIs on issue, as well as the number of options, restricted stock units and warrants on issue by size of holding.

	Common Stock (unlisted)		CDIs		Options (unlisted)		Restricted Stock Units (unlisted)		Warrants (unlisted)

	Number of Holders	Number of Shares	Number of Holders	Number of CDIs	Number of Holders	Number of Shares	Number of Holders	Number of Shares	Number of Holders	Number of Shares
1 – 1,000	6	2,726	122	47,514	6	4,311	6	6,000	—	—
1,001 – 5,000	4	12,477	298	849,110	20	50,912	—	—	2	7,800
5,001 – 10,000	2	13,142	179	1,514,937	4	26,526	1	7,613	3	29,700
10,001 – 100,000	3	64,464	372	13,654,920	12	288,142	4	47,593	1	12,500
100,001 – and over	—	—	147	454,570,899	1	135,426	—	—	—	—

Total	15	92,809	1,118	470,637,380	43	505,317	11	61,206	6	50,00

Unmarketable Parcels

As of March 15, 2016 the number of shareholders holding less than a marketable parcel (for the purposes of the ASX Listing Rules) was 764, based on the closing market price as at March 15, 2016.

Top 20 Holders

Holders of CDIs Only

The table below provides a list of the top 20 holders of our CDIs. Related but separate legal entities are not aggregated.

No.	Name of Holder	Number of CDIs Held	% of Total CDIs
1.	JP Morgan Nominees Australia Limited.	96,711,791	20.55%
2.	HSBC Custody Nominees (Australia) Limited	96,509,424	20.51%
3.	Medtronic, Inc.	39,115,442	8.31%
4.	Brispot Nominees Pty Ltd	30,098,738	6.40%
5.	Advanced Technology Ventures VII LP	27,048,390	5.75%
6.	HSBC Custody Nominees (Australia) Limited –GSCO ECA	18,183,376	3.86%
7.	Polaris Venture Partners IV LP	17,198,468	3.65%
8.	Citicorp Nominees Pty Limited	15,100,027	3.21%
9.	Moore Family Nominee Pty Ltd	13,695,660	2.91%
10.	National Nominees Limited	13,276,371	2.82%
11.	Domain Partners V LP	10,121,806	2.15%
12.	BT Portfolio Services Limited	5,000,000	1.06%
13.	Watsons Bay Investments Pty Ltd	4,700,000	1.00%
14.	Advanced Technology Ventures VI LP	4,517,209	0.96%
15.	Mr. Paul Cozzi	4,117,394	0.87%
16.	Warman Investments Pty Ltd	2,698,300	0.57%
17.	ABN AMRO Clearing Sydney Nominees Pty Ltd	2,551,318	0.54%
18.	HSBC Custody Nominees (Australia) Limited –A/C 2	2,436,584	0.52%
19.	BNP Paribas Noms Pty Ltd	2,315,838	0.49%
20.	Ms Yvonne Hochroth.	2,000,000	0.42%
20.	Elwood Clothing Pty Ltd	2,000,000	0.42%

Total CDIs held by top 20 CDI holders		409,396,136	86.99%
Total CDIs held by all other CDI holders		61,241,244	13.01%

Holders of CDIs and Common Stock Combined

The table below provides a list of the top 20 holders of our securities taking into account securities held in the form of both Common Stock and CDIs. Information presented below is prepared on the assumption that all shares of Common Stock on issue are held as CDIs. Related but separate legal entities are not aggregated.

No.	Name of Holder	Number of CDIs Held	% of Total CDIs
1.	JP Morgan Nominees Australia Limited.	96,711,791	20.35%
2.	HSBC Custody Nominees (Australia) Limited.	96,509,424	20.31%
3.	Medtronic, Inc.	39,115,442	8.23%
4.	Brispot Nominees Pty Ltd	30,098,738	6.33%
5.	Advanced Technology Ventures VII LP	27,048,390	5.69%
6.	HSBC Custody Nominees (Australia) Limited –GSCO ECA	18,183,376	3.83%
7.	Polaris Venture Partners IV LP	17,198,468	3.62%
8.	Citicorp Nominees Pty Limited	15,100,027	3.18%
9.	Moore Family Nominee Pty Ltd	13,695,660	2.88%
10.	National Nominees Limited	13,276,371	2.79%
11.	Domain Partners V LP	10,121,806	2.13%
12.	BT Portfolio Services Limited	5,000,000	1.05%
13.	Watsons Bay Investments Pty Ltd	4,700,000	0.99%
14.	Advanced Technology Ventures VI LP	4,517,209	0.95%
15.	Mr. Paul Cozzi	4,117,394	0.87%
16.	Warman Investments Pty Ltd	2,698,300	0.57%
17.	ABN AMRO Clearing Sydney Nominees Pty Ltd	2,551,318	0.54%
18.	HSBC Custody Nominees (Australia) Limited –A/C 2	2,436,584	0.51%
19.	BNP Paribas Noms Pty Ltd	2,315,838	0.49%
20.	Ms Yvonne Hochroth.	2,000,000	0.42%
20.	Elwood Clothing Pty Ltd	2,000,000	0.42%

Total securities held by top 20 securities holders		409,396,136	86.14%
Total securities held by all other securities holders		65,881,694	13.86%

Shares of Common Stock (not listed on ASX)

There were 92,809 shares of Common Stock on issue. These shares are held by 15 individuals.

Options (not listed on ASX)

There were 505,317 options on issue to purchase shares of Common Stock under the 2011 Employee, Director and Consultant Equity Incentive Plan and the 2003 Omnibus Stock Plan with varying exercise prices. These options are held by 43 individuals.

Restricted Stock Units (not listed on ASX)

There were 61,206 restricted stock units on issue for 61,206 shares of Common Stock under the 2011 Employee, Director and Consultant Equity Incentive Plan. These restricted stock units are held by 11 individuals.

Warrants (not listed on ASX)

There were eight warrants on issue to subscribe for in aggregate 50,000 shares of Common Stock at an exercise price of A$55.00 per share. These warrants are held by six entities.

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

Holders of CDIs have one vote for every fifty CDIs held of record by such shareholder. If holders of CDIs wish to attend our general meetings, they will be able to do so. Under the ASX Listing Rules, the Company, as an issuer of CDIs, must allow CDI holders to attend any meeting of the holders of the underlying securities unless relevant U.S. law at the time of the meeting prevents CDI holders from attending those meetings.

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

Holders of restricted stock units, issued but unexercised options and warrants are not entitled to vote.

Required Statements

GI Dynamics, Inc. makes the following disclosures:

a)	There is no current on-market buy-back of our securities.

b)	GI Dynamics, Inc. is incorporated in the state of Delaware in the United States of America.

c)	GI Dynamics, Inc. is not subject to Chapters 6, 6A, 6B or 6C of the Corporations Act 2001 (Cth), or Corporations Act, dealing with the acquisitions of shares (including substantial shareholdings and takeovers).

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

e)	We have used the cash (and assets in a form readily convertible to cash) that we had at the time of admission to the ASX in a manner consistent with our stated business objectives (as described in the Australian prospectus lodged with the Australian Securities and Investments Commission with respect to our IPO) from the time of our admission to the ASX through to December 31, 2015.

f)	The securities of GI Dynamics, Inc. are not quoted on any exchange other than the ASX.

g)	The name of our Secretary is Robert Solomon.

h)	The address and telephone number of our principal registered office in Australia is:

C/O Hawkesbury Partners Pty Limited

Level 8, 17 – 19 Bridge Street

Sydney NSW 2000

Telephone: + 61 2 9325 9046

i)	Registers of securities are held as follows:

1.	for CDIs in Australia at:

Link Market Services Limited

Level 12, 680 George Street

Sydney NSW 2000

Telephone: +61 1300 554 474

2.	for Common Stock in the United States at:

American Stock Transfer & Trust Company, LLC

6201 15th Avenue

Brooklyn New York 11219

Telephone: +1 718 921 8124

Australian Corporate Governance Statement

The Company’s board of directors, or Board, and employees are committed to developing, promoting and maintaining a strong culture of good corporate governance and ethical conduct.

The Board is pleased to confirm that the Company’s corporate governance framework is generally consistent with the ASX Corporate Governance Council’s “Corporate Governance Principles and Recommendations 3rd Edition” (“ASX Governance Recommendations”), other than as set out below. To this end, the Company provides below a review of its corporate governance framework using the same numbering as adopted for the principles as set out in the ASX Governance Recommendations.

This corporate governance statement relates to the financial year ended December 31, 2015, and has been approved by the Board.

Copies of the Company’s codes and policies may be downloaded from the corporate governance section of the Company’s website at www.gidynamics.com.

Principle 1 – Lay solid foundations for management and oversight

Recommendation 1.1—A listed entity should disclose:

a) the respective roles and responsibilities of its board and management; and

b) those matters expressly reserved to the board and those delegated to management.

The Board’s responsibilities are recognized and documented by the charter of the Board (“Board Charter”), a copy of which is available on the Company’s website at www.gidynamics.com, and there is a clear delineation between the Board’s responsibility for the Company’s strategy and activities, and the day-to-day management of operations conferred upon the Company’s officers.

The Board Charter provides that the role of the Board, as the body ultimately responsible for the corporate governance of the Company, includes the following major functions:

•	providing input into and final approval of management’s development of corporate strategy and performance objectives;

•	reviewing, ratifying and monitoring systems of risk management and internal control, codes of conduct, and legal compliance;

•	ensuring appropriate resources are available to senior executives;

•	approving and monitoring the progress of major capital expenditure, capital management and acquisitions and divestments;

•	approving and monitoring financial and other reporting;

•	evaluating the overall effectiveness of the Board and its committees; and

•	evaluating, selecting and recommending an appropriate slate of candidates for election as directors.

Management is responsible for implementing the strategic objectives set by the Board, carrying out the day-to-day operations of the Company, and making accurate, timely, and clear reports to the Board.

Recommendation 1.2 – A listed entity should:

a)	undertake the appropriate checks before appointing a person, or putting forward to security holders a candidate for election, as a director; and

b)	provide security holders with all material information in its possession relevant to a decision on whether or not to elect or re-elect a director.

The nominating and corporate governance committee of the Company is responsible for reviewing, with the Board from time to time, the appropriate skills and characteristics required of Board members in the context of the current make-up of the Board and the Company’s business needs. When considering Board appointments, the committee ensures that appropriate checks are undertaken on the candidate’s character, education, qualifications, criminal record and bankruptcy history and that sufficient information is provided to security holders when a candidate is standing for election or re-election as a director to enable them to make an informed decision on whether or not to elect or re-elect the candidate. Information regarding the directors who were re-appointed at the Company’s 2015 annual general meeting was provided in the notice of meeting disclosed to the ASX and shareholders on May 1, 2015.

Recommendation 1.3 – A listed entity should have a written agreement with each director and senior executive setting out the terms of their appointment.

The terms of Board membership are set forth in the Company’s Board Charter and the remuneration paid to Board members is provided in accordance with shareholder approval (where required) following the compensation committee’s recommendation. While the Company does not have a separate written agreement with each of its Board members, it believes these guidelines are adequate to provide a clear understanding of the roles and responsibilities of Board members. In the case of senior executives, the Company has provided a letter or contract of employment to each executive detailing the terms of employment and has developed job descriptions setting forth the position, duties, and reporting structure. Where there are any agreed entitlements upon termination, such agreed items are set forth in the employment letters or contracts. For the year ended December 31, 2015, there were no material variations to any of the Company’s employment letters.

Recommendation 1.4 – The company secretary of a listed entity should be accountable directly to the board, through the chair, on all matters to do with the proper functioning of the board.

The role and responsibilities of the Company’s secretary are set forth in the Company’s bylaws. The Board is responsible for electing or appointing the secretary and for prescribing the duties and powers of the secretary. Each director is able to communicate freely and directly with the secretary and vice versa. The secretary is accountable to the Board, through the chairman of the Board, for all matters to do with the proper functioning of the Board, including:

•	monitoring the Company’s compliance in respect of all corporate governance matters;

•	drafting and circulating the minutes of meetings of the Board and all committees for approval at the next meeting; and

•	monitoring the Company’s compliance with all disclosure obligations and regularly reviewing Company policies and procedures relating to compliance with such disclosure obligations.

Recommendation 1.5 – A listed entity should:

a)	have a diversity policy which includes requirements for the board or a relevant committee of the board to set measurable objectives for achieving gender diversity and to assess annually both the objectives and the entity’s progress in achieving them;

b)	disclose that policy or a summary of it; and

c)	disclose as at the end of each reporting period the measurable objectives for achieving gender diversity set by the board or a relevant committee of the board in accordance with the entity’s diversity policy and its progress towards achieving them, and either:

i.	the respective proportions of men and women on the board, in senior executive positions and across the whole organization (including how the entity has defined ‘senior executive’ for these purposes); or

ii.	if the entity is a “relevant employer” under the Workplace Gender Equality Act, the entity’s most recent “Gender Equality Indicators”, as defined in and published under that Act.

The Company has adopted a Diversity Policy, a copy of which is available on the corporate governance section of the Company’s website. The Company’s Diversity Policy includes requirements for the Board to establish measurable objectives to assist the Company in achieving diversity.

The Board continued to evaluate the gender diversity of the Company’s employees, its senior executives, and the Board during 2015. During 2015, as the Board was considering measurable objectives for achieving gender diversity it concluded that, because of the current stage of the Company’s development, the Company should continue to recruit employees from a diverse pool of talented candidates without regard to gender while continuing to focus on the necessary skills and experience required to achieve the Company’s performance objectives. As a result, the Company did not set measurable objectives for achieving gender diversity in 2015 but used 2014 data as a baseline to measure gender diversity among its employees, senior executives and Board for 2015.

At December 31, 2015, the proportion of women in the Company as a percentage of its total employees increased from 42% (29 out of 69 in 2014) to 44% (16 out of 36 in 2015) based on data maintained by the Company’s human resources organization. In senior executive positions (vice president and above), the proportion of women decreased from 10% (1 out of 10 in 2014) to 0% (none out of 4 in 2015). The proportion of women on the Board remained the same at 14% (1 out of 7 in 2015 and 2014).

Recommendation 1.6 – A listed entity should:

a)	have and disclose a process for periodically evaluating the performance of the board, its committees and individual directors; and

b)	disclose, in relation to each reporting period, whether a performance evaluation was undertaken in the reporting period in accordance with that process.

In accordance with the Company’s agreed evaluation process, during the reporting period ended December 31, 2015, the Board and each committee performed a self-evaluation. Each director provided their assessments of the effectiveness of the Board and the committees on which they serve to the nominating and corporate governance committee. The individual assessments were summarized by the nominating and corporate governance committee and reported for discussion to the full Board and the committees. The nominating and corporate governance committee completed its assessment of the Board’s compliance with the principles set forth in the Board Charter and did not identify any areas in which the Board or committees needed to improve performance and has reviewed and approved disclosures relating to any departures from the ASX Governance Recommendations. During the reporting period ended December 31, 2015, the nominating and corporate governance committee also evaluated individual directors in accordance with the criteria set by the nominating and corporate governance committee and the Board from time to time. Based on such assessments, the nominating and corporate governance committee has determined that the Board, its committees and each director were effective.

Recommendation 1.7 – A listed entity should:

a)	have and disclose a process for periodically evaluating the performance of its senior executives; and

b)	disclose, in relation to each reporting period, whether a performance evaluation was undertaken in the reporting period in accordance with that process.

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

In January 2015, a performance evaluation of the Company’s executive officers for the year ended December 31, 2014 was undertaken. In January 2016, a performance evaluation of the Company’s executive officers for the year ended December 31, 2015 was undertaken. Following each performance evaluation, the Company’s compensation committee reviewed and approved changes to the compensation of the Company’s executive officers based on the individual levels of achievement against pre-established performance objectives.

Further information regarding executive compensation for the year ended December 31, 2015, as required by Item 11 of this Annual Report on Form 10-K, is incorporated by reference to the applicable information in our proxy statement for our 2016 Annual Meeting of Stockholders, to be filed with the SEC and the ASX within 120 days of December 31, 2015. Such information is incorporated herein by reference.

Principle 2 – Structure the board to add value

Recommendation 2.1 – The board of a listed entity should:

a)	have a nomination committee which:

i.	has at least three members, a majority of whom are independent directors; and

ii.	is chaired by an independent director;

and disclose:

iii.	the charter of the committee;

iv.	the members of the committee; and

v.	as at the end of each reporting period the number of times the committee met throughout the period and the individual attendances of the members at those meetings.

The members of the nominating and corporate governance committee are Michael A. Carusi, Anne J. Keating (Chair) and Jack E. Meyer. Ms. Keating and Mr. Meyer are considered independent directors for ASX, NASDAQ and SEC purposes and Mr. Carusi is not considered to be independent for ASX purposes, but is considered to be independent for NASDAQ and SEC purposes. A copy of the nominating and corporate governance committee charter is available on the corporate governance section of the Company’s website. The nominating and corporate governance committee met one time during 2015 with all committee members in attendance at that meeting.

Recommendation 2.2 – A listed entity should have and disclose a board skills matrix setting out the mix of skills and diversity that the board currently has or is looking to achieve in its membership.

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

Information regarding the skills, experience and expertise relevant to each director is set out in the section titled “Directors of the Registrant” in this Item 10, with the exception of Michael D. Dale, who resigned from the Board effective March 15, 2016. Mr. Dale served as our president and chief executive officer and a director from September 2014 to March 15, 2016. Mr. Dale has nearly 25 years of experience of operational leadership and global commercialization experience, spanning multiple high technology, transformative medical device companies in the cardiovascular, neuromodulation and electrophysiology markets. Prior to joining the Company, from September 2012 to June 2014 Mr. Dale served as president and CEO of Helical Solutions, an early stage venture capital funded business dedicated to the treatment of atrial fibrillation. From October 2002 until its acquisition by Medtronic, Inc. in August 2010, Mr. Dale served as chief executive officer, president and chairman of the board of ATS Medical, Inc., a company that developed, manufactured, and marketed medical devices for the treatment of structural heart disease. From 1998 to 2002, Mr. Dale was Vice President of Worldwide Sales and Marketing at Endocardial Solutions, Inc., a company that developed and marketed an advanced cardiac mapping and catheter navigation system for the diagnosis and treatment of cardiac arrhythmias. From 1996 to 1998, Mr. Dale was Vice President of Global Sales for Cyberonics, Inc., a neuromodulation medical device company, and additionally was Managing Director of Cyberonics Europe S.A. From 1988 to 1996, Mr. Dale served in several capacities at cardiovascular medical device manufacturer and marketer St. Jude Medical, Inc., most recently as the Business Unit Director for St. Jude Medical Europe. Mr. Dale currently serves on the board of directors of two private companies, Preceptis Medical, Inc. and NeoChord, Inc. Mr. Dale also serves on Purdue University’s Weldon School of Biomedical Engineering Advisory Board and the Advanced Medical Technology Association (AdvaMed) Board of Directors. Mr. Dale holds a Bachelor of Science degree from California Polytechnic State University – San Luis Obispo.

While the Board did not disclose the Board skills matrix for the reporting period as a specific skills matrix had not been developed, the Board intends to disclose a board skills matrix setting out the mix of skills and diversity that the Board currently has or is looking to achieve in its membership for the next reporting period.

Recommendation 2.3 – A listed entity should disclose:

a)	the names of the directors considered by the board to be independent directors;

b)	if a director has an interest, position, association or relationship of the type described in this recommendation but the board is of the opinion that it does not compromise the independence of the director, the nature of the interest, position, association or relationship in question and an explanation of why the board is of that opinion; and

c)	the length of service of each director.

The Company considers that a director is an independent director where that director is free from any interest and any business or other relationship which could, or could reasonably be perceived to, materially interfere with the director’s decisions relating to the Company or with the director’s ability to act in the best interests of the Company. The Company also assesses the independence of its directors regarding the requirements for independence set out under ASX Governance Recommendation 2.3.

The composition and tenure of the Board as of December 31, 2015, as well as each member’s independence status during 2015, was as follows:

Committees
Director	Director Position	Tenure[1]	Independent	Audit	Compensation	Nominating and Corporate Governance

Jack E. Meyer	Non-executive Chairman	12.5 years	Yes			X
Timothy J. Barberich[3]	Non-executive Director	4.6 years	Yes	X	Chair
Graham J. Bradley, AM	Non-executive Director	4.6 years	Yes	Chair
Michael A. Carusi[2]	Non-executive Director	12.8 years	No		X	X
Anne J. Keating[3]	Non-executive Director	4.6 years	Yes	X		Chair
Daniel J. Moore[3]	Non-executive Vice-Chairman	1.3 years	Yes		X
Michael D. Dale[4]	Executive Director; President & CEO	1.3 years	No

1	Calculated as of December 31, 2015.

2	Independent director under the rules of NASDAQ and the SEC but not considered independent under the ASX.

3 On January 19, 2016, Mr. Barberich resigned from the compensation committee, Ms. Keating joined the compensation committee and Mr. Moore was elected chairman of the compensation committee.

4	Effective March 15, 2016, Mr. Dale resigned as president and CEO and as a director of the Company.

The number of directors’ meetings (including meetings of committees) and number of meetings attended by each of the directors during the reporting period are as follows:

			Committee Meetings
	Directors’ Meetings		Audit Committee		Nominating and Corporate Governance		Compensation Committee
Director	A	B	A	B	A	B	A	B
Jack E. Meyer	15	16	—	—	1	1	—	—
Timothy J. Barberich	14	16	6	7	—	—	2	3
Graham J. Bradley, AM	14	16	6	7	—	—	—	—
Michael A. Carusi	14	16	—	—	1	1	2	3
Anne J. Keating	15	16	7	7	1	1	—	—
Daniel J. Moore	16	16	—	—	—	—	3	3
Michael D. Dale	16	16	—	—	—	—	—	—

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

Recommendation 2.4 – A majority of the board of a listed entity should be independent directors.

The Board for the reporting period comprised a majority of independent directors.

Recommendation 2.5 – The chair of the board of a listed entity should be an independent director and, in particular, should not be the same person as the CEO of the entity.

In compliance with the ASX Governance Recommendations, the chairman of the Board is an independent director and the roles of the chairman and the chief executive officer of the Company are not currently exercised by the same individual. However, the Company’s Board Charter does not specifically address whether or not the offices of chairman and chief executive officer should be vested in the same person or two different people, or whether the chairman should be an employee of the Company or should be elected from among the non-executive directors. The needs of the Company and the individuals available to serve in these roles may dictate different outcomes at different times, and the Board believes that retaining flexibility in these decisions is in the best interest of the Company and its shareholders.

Recommendation 2.6 – A listed entity should have a program for inducting new directors and provide appropriate professional development opportunities for directors to develop and maintain the skills and knowledge needed to perform their roles as directors effectively.

The nominating and corporate governance committee of the Board continually assesses the needs of the Company and the skills and knowledge required of its Board members. On appointment, new directors are provided with induction information that generally includes historical information about the Company and its operations, details of the Company’s directors’ and officers’ insurance, the Company’s corporate governance guidelines, and other Company governance policies. The induction process also involves one-on-one discussions with the Chairman and other directors and briefings from senior management to help new directors participate actively in Board decision making at the earliest opportunity. When it is necessary, resources are provided for the Board as a whole, and for individual Board members as needed, to supplement their skills and knowledge and fill any identified gaps.

Principle 3 – Act ethically and responsibly

Recommendation 3.1 – A listed entity should:

a)	have a code of conduct for its directors, senior executives and employees; and

b)	disclose that code or a summary of it.

The Company has adopted a Code of Business Conduct and Ethics and an Insider Trading Policy, copies of which are available on the corporate governance section of the Company’s website.

Principle 4 – Safeguard integrity in corporate reporting

Recommendation 4.1 – The board of a listed entity should:

a)	have an audit committee which:

i.	has at least three members, all of whom are non-executive directors and a majority of whom are independent directors; and

ii.	is chaired by an independent director, who is not the chair of the board;

and disclose:

iii.	the charter of the committee;

iv.	the relevant qualifications and experience of the members of the committee; and

v.	in relation to each reporting period, the number of times the committee met throughout the period and the individual attendances of the members at those meetings.

The Board has established an audit committee to oversee the management of the Company’s financial and internal risks and reporting.

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

The audit committee met seven times during 2015, with Messrs. Barberich and Bradley attending on six occasions and Ms. Keating attending on all seven occasions.

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

Recommendation 4.2 – The board of a listed entity should, before it approves the entity’s financial statements for a financial period, receive from its CEO and CFO a declaration that, in their opinion, the financial records of the entity have been properly maintained and that the financial statements comply with the appropriate accounting standards and give a true and fair view of the financial position and performance of the entity and that the opinion has been formed on the basis of a sound system of risk management and internal controls which is operating effectively.

As the Company prepares and files its financial statements under United States accounting practices and laws, management is required to provide representations to the Board on a wide range of issues, including the effectiveness of the Company’s disclosure controls and procedures as well as the design and operation of internal control over financial reporting. However, as the Company is incorporated in the State of Delaware, United States, it is not required to provide a declaration under section 295A of the Corporations Act. To this end, shareholders’ attention is drawn to Item 9A of this Annual Report on Form 10-K and the certifications provided by the principal executive officer and the principal financial officer at the end of the Annual Report on Form 10-K. As stated above, Item 9A discloses information regarding the Company’s controls and procedures and management’s evaluation of the effectiveness of its internal control over financial reporting. During the year ended December 31, 2015, there were no exceptions contained in the certifications.

Recommendation 4.3 – A listed entity that has an annual general meeting should ensure that its external auditor attends its AGM and is available to answer questions from security holders relevant to the audit.

The Company’s policy is to ensure its external auditor attends the annual general meeting of shareholders, in person, to have an opportunity to make a statement, if desired, and to respond to appropriate questions from security holders regarding the audit. The Company’s auditor for the year ended December 31, 2015 was Ernst & Young LLP, who was not able to attend the annual general meeting in respect of the financial year ended December 31, 2014.

Principle 5 – Make timely and balanced disclosure

Recommendation 5.1 – A listed entity should:

a)	have a written policy for complying with its continuous disclosure obligations under the Listing Rules; and

b)	disclose that policy or a summary of it.

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

Principle 6 – Respect the rights of security holders

Recommendation 6.1 – A listed entity should provide information about itself and its governance to investors via its website.

The Company aims to provide shareholders with comprehensive and timely access to Company documents and releases through its website, including:

•	details of the Company’s certificate of incorporation and bylaws, Board and committee charters and key corporate governance policies;

•	copies of all material information lodged with ASX and any other applicable securities regulators and securities exchanges;
•	copies of material announcements, briefings and speeches made to the markets or media;
•	a means for the shareholders to submit enquiries directly to the Company;
•	the full text of notices of shareholder meetings and explanatory material; and
•	advance notice of all open briefings to institutional investors and analysts, including copies of presentation materials.

Other information may be provided to shareholders via periodic mail-outs. In addition, the Company allows shareholders to elect to receive email communications where appropriate.

Recommendation 6.2 – A listed entity should design and implement an investor relations program to facilitate effective two-way communications with investors.

The Company has adopted a Shareholder Communications Policy which supports effective two-way communication with its shareholders, a copy of which is available on the corporate governance section of the Company’s website. The Company seeks to utilize numerous modes of communication, including electronic communication, to ensure that its communication with shareholders is frequent, clear, and accessible. . Shareholders are entitled to and encouraged to participate in briefing calls and/or contact the Company directly with questions or concerns. Contact information in both Australia and the U.S. is provided in each communication with shareholders, as well as on the Company’s website.

Recommendation 6.3 – A listed entity should disclose the policies and processes it has in place to facilitate and encourage participation at meetings of security holders.

All shareholders are invited to attend the Company’s annual general meeting either in person or by proxy. The Board regards the annual general meeting as an excellent forum in which to discuss issues relevant to the Company and accordingly encourages full participation by shareholders. To facilitate attendance, the Company arranges the annual general meeting to be held in an easily accessed location and announces the date and location of the meeting in advance of the meeting. Shareholders have an opportunity to submit questions to the Board and the Company’s auditor. The meeting may also be audio cast and/or webcast to provide access to those shareholders who are unable to attend the annual general meeting in person.

Recommendation 6.4 – A listed entity should give security holders the option to receive communications from, and send communications to, the entity and its security registry electronically.

The Company provides its shareholders with the option to receive communications from, and send communications to, the Company and the Company’s share registry electronically.

Principle 7 – Recognize and manage risk

Recommendation 7.1 – The board of a listed entity should:

a)	have a committee or committees to oversee risk, each of which:

i.	has at least three members, a majority of whom are independent directors; and

ii.	is chaired by an independent director;

and disclose:

iii.	the charter of the committee;

iv.	the members of the committee; and

v.	as at the end of each reporting period, the number of times the committee met throughout the period and the individual attendances of the members at those meetings.

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

The day-to-day oversight and management of the Company’s risk management program has been conferred upon the audit committee. The audit committee is responsible for ensuring that the Company maintains effective risk management and internal control systems and processes, and provides regular reports to the Board on the effectiveness of the risk management program in identifying and addressing material business risks. Details of the audit committee are set out above in response to ASX Governance Recommendation 4.1.

In addition, the Board is responsible for reviewing and ratifying the risk management structure, processes and guidelines which are developed and maintained by senior management. The audit committee or management may also refer particular risk management issues to the Board for final consideration and direction.

Recommendation 7.2 – The board or a committee of the board should:

a)	review the entity’s risk management framework at least annually to satisfy itself that it continues to be sound; and

b)	disclose, in relation to each reporting period, whether such a review has taken place.

While the Board does not currently conduct a formal annual review of the material risks to the Company and the methods used to identify and communicate those risks, the Board continually assesses these matters and believes this current approach is effective. The Board holds regular meetings by teleconference as well as at the Company’s facility in Lexington, Massachusetts, for the purposes of discussing and reviewing operational developments and reviewing the effectiveness of the implementation of the Company’s risk management systems.

The Risk Management Policy also requires that management report on an on-going basis to the Board, primarily through the audit committee which has the responsibility for day-to-day oversight and management of the Company’s risk management program, on the status and effectiveness of the risk management program.

Recommendation 7.3 – A listed entity should disclose:

a)	if it has an internal audit function, how the function is structured and what role it performs; or

b)	if it does not have an internal audit function, that fact and the processes it employs for evaluating and continually improving the effectiveness of its risk management and internal control processes.

The Company does not currently have an internal audit function. Rather, the Company has implemented the following processes to evaluate and continually improve the effectiveness of its risk management and internal control processes:

•	the Board has conferred responsibility on senior management to develop and maintain a risk management program in light of the day-to-day needs of the Company;

•	the Board has established three standing committees to provide focused support in key areas; namely the nominating and corporate governance committee, audit committee and compensation committee;
•	management provides the Board with frequent updates on the state of the Company’s business, including the risks that the Company faces from time-to-time allowing the Board to assess the Company’s management of its material business risks. These updates include up-to-date financial information, operational activity, clinical status and competitor updates. These updates are founded on internal communications that are fostered internally through weekly management meetings and other internal communications; and
•	these processes operate in addition to the Company’s system of internal controls over financial reporting, its quality system, complaint handling processes, employee policies and standard operating procedures, which are all designed to address various forms of risk.

Recommendation 7.4 – A listed entity should disclose whether it has any material exposure to economic, environmental and social sustainability risks and, if it does, how it manages or intends to manage those risks.

The economic risks that the Company is subject to and must manage are set out in the “Risk Factors” section of this Annual Report on Form 10-K. In general, the Board considers that the Company is not susceptible to material environmental or social sustainability risks in operating its business.

Principle 8 – Remunerate fairly and responsibly

Recommendation 8.1 – The board of a listed entity should:

a)	have a remuneration committee which:

i.	has at least three members, a majority of whom are independent directors; and

ii.	is chaired by an independent director;

and	disclose:

iii.	that charter of the committee;

iv.	the members of the committee; and

v.	as at the end of each reporting period, the number of times the committee met throughout the period and the individual attendances of the members at those meetings.

The Board has established a compensation committee to review and assess executive and director compensation. The compensation committee is governed by the Compensation Committee Charter, a copy of which is available on the corporate governance section of the Company’s website.

As of December 31, 2015, the members of the compensation committee were Timothy J. Barberich (Chair), Michael A. Carusi and Daniel J. Moore. In January 2016, Ms. Keating succeeded Mr. Barberich as a member of the compensation committee and Mr. Moore succeeded Mr. Barberich as Chair of the compensation committee. Mr. Barberich, Ms. Keating and Mr. Moore are considered independent directors for ASX, NASDAQ and SEC purposes. Mr. Carusi however, is not considered to be independent for ASX purposes, but is considered to be independent for NASDAQ and SEC purposes. The compensation committee therefore consists of a majority of independent directors and is also chaired by an independent director. The compensation committee met three times during 2015 with Mr. Moore attending on all occasions and Messrs. Barberich and Carusi attending on two occasions.

While the compensation committee reviews and reports compensation items to the Board for both non-executive directors and executive management, including each individual’s skills, knowledge, and contributions to the Company, the compensation committee does not provide a separate report of compensation by gender.

Recommendation 8.2 – A listed entity should separately disclose its policies and practices regarding the remuneration of non-executive directors and the remuneration of executive directors and other senior executives.

In accordance with the compensation committee charter, the compensation committee is responsible for ensuring that the structure of non-executive and executive directors’ compensation is clearly distinguished.

The Company has adopted a non-executive director compensation policy pursuant to which non-executive directors are compensated for their services to the Board including annual cash fees for serving as a member or the chair of the Board and for serving as a member or the chair of the Board committees. In addition, the policy provides that our non-executive directors may receive grants of a fixed number of options upon their joining the Board and annual grants commencing in 2014 of a fixed number of options and restricted stock units, in each case subject to the terms of the non-executive director compensation policy as well as the approval of shareholders. Such grants were made in March 2015 and approved by shareholders in June 2015.

The Company has adopted a separate executive compensation program that consists of base salary, equity-based incentives, performance-based cash bonuses, severance benefits, and other customary benefits such as health insurance on the same basis as provided to all other employees. None of the Company’s non-executive directors are entitled to any retirement benefits.

Further information regarding the compensation committee, as required by Item10 of this Annual Report on Form 10-K, is incorporated by reference to the applicable information in our proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC and ASX.

Recommendation 8.3 – A listed entity which has an equity-based remuneration scheme should:

a)	have a policy on whether participants are permitted to enter into transactions (whether through the use of derivatives or otherwise) which limit the economic risk of participating in the scheme; and

b)	disclose that policy or a summary of it.

The Company provides compensation in the form of equity-based awards to non-executive directors (upon approval by shareholders), senior executives, and employees of the Company. Awards are made under the Company’s 2011 Employee, Director and Consultant Equity Incentive Plan, as amended, which has been approved by shareholders. The Company’s Insider Trading Policy, a copy of which is available on the corporate governance section of the Company’s website, provides a summary of the Company’s policy on prohibiting entering into transactions in associated products which limit the economic risk of participating in unvested entitlements under any equity-based remuneration schemes. This policy operates to help limit the economic risk to the Company’s securities.

This report is made in accordance with a resolution of the Board.

ITEM	11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the applicable information in our proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC and ASX.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information relating to security ownership of certain beneficial owners of our Common Stock and information relating to the security ownership of our management required by this Item 12 is incorporated by reference to the applicable information in our proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC and ASX.

The table below sets forth information with regard to shares authorized for issuance under our equity compensation plans as of December 31, 2015. As of December 31, 2015, we had two active equity compensation plans, each of which was approved by our stockholders:

•	Our 2003 Omnibus Stock Plan; and
•	Our 2011 Employee, Director and Consultant Equity Incentive Plan.

Plan Category	Number of shares to be issued upon exercise of outstanding options or vesting of restricted stock units	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans[1]
Equity compensation plans approved by security holders	1,041,154	$23.92	921,969
Equity compensation plans not approved by security holders	—	—	—

Total	1,041,154	$23.92	921,969

1.	Our 2011 Employee, Director and Consultant Equity Incentive Plan allows for an annual increase in the number of shares available for issue commencing on the first day of each fiscal year during the period beginning in fiscal year 2012 and ending in fiscal year 2020. The annual increase in the number of shares shall be equal to the lowest of: (i) 500,000 shares; (ii) 4% of the number of common shares outstanding as of such date; and (iii) an amount determined by our board of directors or our compensation committee.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference to the applicable information in our proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC and ASX.

ITEM	14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to the applicable information in our proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC and ASX.

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

GI Dynamics, Inc.

Date: March 30, 2016	By:	/s/ SCOTT W. SCHORER
	Name:	Scott W. Schorer

	Title:	President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SCOTT W. SCHORER Scott W. Schorer	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2016

/s/ ROBERT M. SOLOMON Robert M. Solomon	Vice President, Finance, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 30, 2016

/s/ JACK E. MEYER Jack E. Meyer	Chairman and Director	March 30, 2016

/s/ TIMOTHY J. BARBERICH Timothy J. Barberich	Director	March 30, 2016

/s/ GRAHAM J. BRADLEY, AM Graham J. Bradley, AM	Director	March 30, 2016

/s/ MICHAEL A. CARUSI Michael A. Carusi	Director	March 30, 2016

/s/ ANNE J. KEATING Anne J. Keating	Director	March 30, 2016

/s/ DANIEL J. MOORE Daniel J. Moore	Vice-Chairman and Director	March 30, 2016

EXHIBIT INDEX

Exhibit No:	Description

3.1.1	Certificate of Incorporation of GI Dynamics, Inc. incorporated by reference to Exhibit 3.1 of GI Dynamics, Inc.’s registration statement on Form 10, filed with the SEC on April 30, 2014

3.1.2	Certificate of Amendment to the Restated Certificate of Incorporation of GI Dynamics, Inc. incorporated by reference to Exhibit 3.1 of GI Dynamics, Inc.’s Current Report on Form 8-K, filed with the SEC on April 9, 2015

3.2	Bylaws of GI Dynamics, Inc. incorporated by reference to Exhibit 3.2 of GI Dynamics, Inc.’s registration statement on Form 10, filed with the SEC on April 30, 2014

4.1	Form of Warrant incorporated by reference to Exhibit 4.1 of GI Dynamics, Inc.’s registration statement on Form 10, filed with the SEC on April 30, 2014

10.1†	2011 Employee, Director and Consultant Equity Incentive Plan incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Annual Report on Form 10-K, filed with the SEC on March 30, 2015

10.2†	2003 Omnibus Stock Plan incorporated by reference to Exhibit 10.2 of GI Dynamics, Inc.’s registration statement on Form 10, filed with the SEC on April 30, 2014

10.3†	Amended Letter of Employment, dated July 11, 2011, between GI Dynamics, Inc. and Stuart Randle incorporated by reference to Exhibit 10.3 of GI Dynamics, Inc.’s registration statement on Form 10, filed with the SEC on April 30, 2014

10.4†	Letter of Employment, dated July 11, 2011, between GI Dynamics, Inc. and Robert Crane incorporated by reference to Exhibit 10.4 of GI Dynamics, Inc.’s registration statement on Form 10, filed with the SEC on April 30, 2014

10.5†	Letter of Employment, dated March 25, 2013, between GI Dynamics, Inc. and David Maggs incorporated by reference to Exhibit 10.5 of GI Dynamics, Inc.’s registration statement on Form 10, filed with the SEC on April 30, 2014

10.6†	Letter of Employment, dated November 28, 2011, between GI Dynamics, Inc. and Mark Twyman incorporated by reference to Exhibit 10.6 of GI Dynamics, Inc.’s registration statement on Form 10, filed with the SEC on April 30, 2014

10.7	Form of Indemnification Agreement incorporated by reference to Exhibit 10.4 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2014

10.8	Sublease Agreement, dated May 23, 2013, between GI Dynamics, Inc. and Cambridge Technology, Inc. incorporated by reference to Exhibit 10.8 of GI Dynamics, Inc.’s registration statement on Form 10, filed with the SEC on April 30, 2014

10.9	Technology Transfer Agreement, dated May 27, 2003, between GI Dynamics, Inc. and Seedling Enterprises, LLC incorporated by reference to Exhibit 10.9 of GI Dynamics, Inc.’s registration statement on Form 10, filed with the SEC on June 13, 2014

10.10†	Separation Agreement, dated August 28, 2014 between GI Dynamics, Inc. and Stuart A. Randle incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Current Report on Form 8-K, filed with the SEC on August 29, 2014

10.11†	Letter of Employment, dated August 28, 2014, between GI Dynamics, Inc. and Michael Dale incorporated by reference to Exhibit 10.2 of GI Dynamics, Inc.’s Current Report on Form 8-K, filed with the SEC on August 29, 2014

10.12†	Non-Employee Director Compensation Policy incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Current Report on Form 8-K, filed with the SEC on September 12, 2014

10.13†	Separation Agreement, dated January 21, 2015 between GI Dynamics, Inc. and Robert W. Crane incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Current Report on Form 8-K, filed with the SEC on January 29, 2015

10.14†	Letter of Employment, dated March 23, 2016, between GI Dynamics, Inc. and Scott Schorer incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Current Report on Form 8-K, filed with the SEC on March 24, 2016

21.1	Subsidiaries of the Registrant incorporated by reference to Exhibit 21.1 of GI Dynamics, Inc.’s registration statement on Form 10, filed with the SEC on April 30, 2014

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of principal executive officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act

31.2*	Certification of principal financial officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act

32.1‡	Certification of principal executive officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.2‡	Certification of principal financial officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Database

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

‡	Furnished herewith.

†	Management contract or compensatory plan or arrangement.

GI Dynamics, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

GI Dynamics Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of GI Dynamics, Inc. and Subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GI Dynamics, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Company has recurring losses from operations and negative cash flows from operations since inception and will be required to obtain additional financing prior to December 31, 2016 in order to continue to fund its operations. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Boston, MA

March 30, 2016

GI Dynamics, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$19,590	$51,191
Accounts receivable, net	40	470
Inventory	1,025	5,488
Prepaid expenses and other current assets	726	1,165

Total current assets	21,381	58,314
Property and equipment, net	401	1,089
Other long-term assets	—	97

Total assets	$21,782	$59,500

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$435	$882
Accrued expenses	3,068	7,674
Deferred revenue	11	412
Other current liabilities	7	175

Total current liabilities	3,521	9,143

Deferred rent, net of current portion	—	166
Other liabilities	3	4
Warrants to purchase common stock	—	9

Commitments (Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value – 500,000 shares authorized; no shares issued and outstanding at December 31, 2015 and 2014	—	—
Common stock, $0.01 par value – 13,000,000 shares authorized; 9,505,557 shares issued and 9,505,389 shares outstanding at December 31, 2015 and 9,483,671 shares issued and 9,480,171 shares outstanding at December 31, 2014	95	95
Class B common stock, $0.01 par value – 1,000,000 shares authorized; no shares issued and outstanding at December 31, 2015 and 2014	—	—
Additional paid-in capital	253,250	250,009
Accumulated deficit	(235,087)	(199,926)

Total stockholders’ equity	18,258	50,178

Total liabilities and stockholders’ equity	$21,782	$59,500

The accompanying notes are an integral part of these consolidated financial statements.

GI Dynamics, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2015	2014	2013
Revenue	$1,316	$2,828	$2,255
Cost of revenue	5,723	4,089	2,492

Gross loss	(4,407)	(1,261)	(237)

Operating expenses:
Research and development	16,635	26,654	14,676
Sales and marketing	5,073	10,023	11,011
General and administrative	8,391	10,252	8,932

Total operating expenses	30,099	46,929	34,619

Loss from operations	(34,506)	(48,190)	(34,856)

Other income (expense):
Interest income	68	253	366
Interest expense	(1)	(1)	(5)
Foreign exchange loss	(647)	(514)	(955)
Remeasurement of warrant liability	9	317	(32)

Other income (expense), net	(571)	55	(626)

Loss before income tax expense	(35,077)	(48,135)	(35,482)
Income tax expense	84	70	96

Net loss	$(35,161)	$(48,205)	$(35,578)

Basic and diluted net loss per common share	$(3.71)	$(5.36)	$(5.26)

Weighted-average number of common shares used in basic and diluted net loss per common share	9,488,063	8,997,754	6,767,696
Comprehensive loss	$(35,161)	$(48,205)	$(35,578)

The accompanying notes are an integral part of these consolidated financial statements.

GI Dynamics, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
Balance at December 31, 2012	5,736,107	$57	$157,794	$(116,143)	$41,708
Issuance of common stock upon exercise of stock options	14,092	—	53	—	53
Issuance of shares upon private placement and share purchase plan, net of issuance costs of approximately $2.1 million	2,258,573	23	52,474	—	52,497
Stock-based compensation expense	—	—	3,705	—	3,705
Net loss	—	—	—	(35,578)	(35,578)

Balance at December 31, 2013	8,008,772	80	214,026	(151,721)	62,385
Issuance of common stock upon exercise of stock options	152,374	2	544	—	546
Issuance of shares upon private placement, net of issuance costs of approximately $1.4 million	1,319,025	13	30,769	—	30,782
Stock-based compensation expense	—	—	4,670	—	4,670
Net loss	—	—	—	(48,205)	(48,205)

Balance at December 31, 2014	9,480,171	95	250,009	(199,926)	50,178
Issuance of common stock upon exercise of stock options and vesting of restricted stock	21,886	—	2	—	2
Issuance of common stock upon vesting of shares subject to repurchase	3,332	—	78	—	78
Stock-based compensation expense	—	—	3,161	—	3,161
Net loss	—	—	—	(35,161)	(35,161)

Balance at December 31, 2015	9,505,389	$95	$253,250	$(235,087)	$18,258

The accompanying notes are an integral part of these consolidated financial statements.

GI Dynamics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2015	2014	2013
Operating activities
Net loss	$(35,161)	$(48,205)	$(35,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	486	656	441
Impairment of fixed assets	389	—	—
Stock-based compensation expense	3,161	4,670	3,705
Remeasurement of warrant liability	(9)	(317)	32
Gain on sale of property and equipment	—	—	(1)
Change in inventory reserve	3,155	1,527	149
Changes in operating assets and liabilities:
Accounts receivable	430	190	(187)
Prepaid expenses and other current assets	439	123	(450)
Inventory	1,308	256	(2,061)
Other assets	97	(97)	—
Accounts payable	(447)	(385)	857
Accrued expenses	(4,623)	3,214	(1,296)
Deferred revenue	(401)	(310)	1
Deferred rent	(149)	59	236
Other liabilities	(97)	97	—

Net cash used in operating activities	(31,422)	(38,522)	(34,152)

Investing activities
Purchases of property and equipment	(179)	(255)	(1,230)
Proceeds from sale of property and equipment	—	—	1
Change in restricted cash	—	—	33

Net cash used in investing activities	(179)	(255)	(1,196)

Financing activities
Proceeds from exercise of stock options	2	628	53
Proceeds from issuance of shares	—	30,782	52,497
Payments on capital leases	(2)	—	—
Payments on long-term debt	—	(58)	(67)

Net cash provided by financing activities	—	31,352	52,483

Net (decrease) increase in cash and cash equivalents	(31,601)	(7,425)	17,135
Cash and cash equivalents at beginning of period	51,191	58,616	41,481

Cash and cash equivalents at end of period	$19,590	$51,191	$58,616

Supplemental cash flow disclosures
Cash paid for interest	$1	$1	$5
Income taxes paid	$140	$46	$69
Equipment acquired under capital lease	$8	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

GI Dynamics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Business

GI Dynamics, Inc. (the “Company”) was incorporated on March 24, 2003, as a Delaware corporation, with operations based in Lexington, Massachusetts. The Company is dedicated to restoring health and improving quality of life through the design and application of device and disease management solutions for treatment of metabolic disease. The Company’s near-term goal is to establish EndoBarrier Therapy as a valued treatment option for patients suffering from type 2 diabetes and obesity by restoring more manageable blood sugar levels and reducing body weight. The Company is the developer of EndoBarrier®, the first endoscopically-delivered device therapy approved for the treatment of obese type 2 diabetes with BMI ≥ 30 kg/m2, or obese patients with BMI ≥ 30 kg/m2 with ≥ 1 comorbidities, or obese patients with BMI >35 kg/m2. EndoBarrier is the only proven, incision-free, non-anatomy altering solution designed to specifically mimic the duodenal-jejunal exclusion created by gastric bypass surgery. Since incorporation, the Company has devoted substantially all of its efforts to product commercialization, research and development, business planning, recruiting management and technical staff, acquiring operating assets, and raising capital. The Company currently operates in one reportable business segment which designs, manufactures and markets medical devices.

In 2011, the Company began commercial sales of its product, the EndoBarrier, which is approved and commercially available in multiple countries outside the U.S.

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

GI Dynamics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1. Nature of Business (continued)

The Company has incurred operating losses since inception and at December 31, 2015, had an accumulated deficit of approximately $235.1 million. Based on the Company’s decision to conclude the ENDO Trial, it has begun to evaluate which markets are appropriate to continue pursuing reimbursement, market awareness and general market development efforts, and started restructuring its business and costs, establishing new priorities, continuing limited research, and evaluating strategic options. As a result, the Company expects to incur significant operating losses for the next several years. At December 31, 2015, the Company had approximately $19.6 million in cash and cash equivalents. The Company does not expect its current cash balances will be sufficient to enable it to conduct an additional clinical trial for the purpose of seeking regulatory approval from the FDA and complete development of an improved EndoBarrier for its current use and potential new indications. The Company will need to raise additional funding prior to December 31, 2016 in order to implement its new business objectives and to continue to fund its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company may seek to raise additional funds through any combination of collaborative arrangements, strategic alliances, and additional equity and debt financings or from other sources. There can be no assurance that any such financing opportunities will be available on acceptable terms, if at all. If the Company is unable to raise capital when needed, it could be forced to significantly delay or discontinue research and development activities and further commercialization of EndoBarrier, which could have a material adverse effect on its business, financial condition and results of operations. In addition, the Company could be required to cease operations if it is unable to raise capital when needed.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The consolidated financial statements for the year ended December 31, 2015 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

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

The functional currency of GID Europe Holding B.V., GID Europe B.V., GID Germany GmbH and GI Dynamics Australia Pty Ltd is the U.S. dollar. Consolidated balance sheet accounts of the Company’s subsidiaries are translated into U.S. dollars using the exchange rate in effect at the consolidated balance sheet date while expenses are translated using the average exchange rate in effect during the period. Gains and losses arising from translation of the wholly owned subsidiaries’ financial statements are included in the determination of net loss.

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

Cash and Cash Equivalents

The Company considers all highly liquid investment instruments with an original maturity when purchased of three months or less to be cash equivalents. Investments qualifying as cash equivalents primarily consist of money market funds and have a carrying amount that approximates fair value. The amount of cash equivalents included in cash and cash equivalents was approximately $17.2 million and $38.5 million at December 31, 2015 and 2014, respectively.

At December 31, 2015 and 2014, the Company had approximately $0.2 million and $5.9 million, respectively, of cash and cash equivalents denominated in Australian dollars that is subject to foreign currency gain and loss. At December 31, 2015 and 2014, the Company had approximately $0.5 million and $1.3 million, respectively, of cash and cash equivalents denominated in euros that is subject to foreign currency gain and loss.

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

To determine whether an other-than-temporary impairment exists, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and whether evidence indicating the recoverability of the cost of the investment outweighs evidence to the contrary. There were no other-than-temporary impairments for the years ended December 31, 2015, 2014 and 2013.

GI Dynamics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies and Basis of Presentation (continued)

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

2. Summary of Significant Accounting Policies and Basis of Presentation (continued)

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

At December 31, 2015 and 2014, the Company had deferred revenue of approximately $11,000 and $0.4 million, respectively.

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

Patent Costs

The Company expenses as incurred all costs, including legal expenses, associated with obtaining patents until the patented technology becomes feasible. All costs incurred after the patented technology is feasible will be capitalized as an intangible asset. As of December 31, 2015, no such costs had been capitalized since inception of the Company. The Company has expensed approximately $0.5 million, $0.5 million and $0.4 million of patent costs within general and administrative expenses in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2015, 2014 and 2013, respectively.

GI Dynamics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies and Basis of Presentation (continued)

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

Comprehensive Loss

Comprehensive loss is the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The Company currently does not have any changes in equity from non-owner sources. As a result, comprehensive loss was equal to the net loss for all periods reported.

GI Dynamics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies and Basis of Presentation (continued)

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

As of December 31, 2015 and 2014, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible. As a result, no related reserves have been established.

GI Dynamics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies and Basis of Presentation (continued)

Reverse Stock Split

In November 2014, the Company’s stockholders approved a one-for-ten reverse stock split of the Company’s common stock that was effective April 9, 2015. All share and per share amounts in the consolidated financial statements and notes thereto have been retroactively adjusted, where necessary, to reflect this reverse stock split. Because the par value of the Company’s shares of common stock remain unchanged after the date of the split, the total stated par value and additional paid-in capital changed by offsetting amounts. The stated par value was reduced to one-tenth of the amount before the split and the additional paid-in capital was increased the same amount.

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB approved a one year deferral of the effective date of this standard to annual reporting periods, and interim reporting periods within those years, beginning after December 15, 2017. Early adoption is permitted to the original effective date of December 15, 2016, including interim reporting periods within those years. The Company is currently evaluating the potential impact that ASU 2014-09 may have on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). This new standard gives a company’s management the final responsibilities to decide whether there is substantial doubt about the company’s ability to continue as a going concern and to provide related footnote disclosures. The standard provides guidance to management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that companies commonly provide in their footnotes. Under the new standard, management must decide whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the company’s ability to continue as a going concern within one year after the date that the financial statements are issued, or within one year after the date that the financial statements are available to be issued when applicable. This guidance is effective for annual reporting beginning after December 15, 2016,

GI Dynamics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies and Basis of Presentation (continued)

including interim periods within the year of adoption, with early application permitted. The Company does not expect that the adoption of ASU 2014-15 will have a material impact on its financial position, results of operations or cash flows, but may require further disclosure in its financial statements once adopted.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes – Balance Sheet Reclassification of Deferred Taxes (Topic 740) (“ASU 2015-17”). ASU 2015-17 requires that deferred tax liabilities and assets, and any related valuation allowances, be classified as noncurrent in a classified statement of financial position. The classification change for all deferred taxes as noncurrent simplifies entities’ processes as it eliminates the need to separately identify the net current and net noncurrent deferred tax asset or liability in each jurisdiction and allocate valuation allowances. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted and the amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company early adopted ASU 2015-17 in the fourth quarter of 2015 on a prospective basis and included the current portion of deferred tax assets within the non-current portion of deferred tax assets within its consolidated balance sheets resulting in a reduction of other long-term assets and other current liabilities of approximately $97,000 as of December 31, 2015. The prior period balances were not retrospectively adjusted.

3. Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Potential common stock equivalents are determined using the treasury stock method. For diluted net loss per share purposes, the Company excludes stock options and other stock-based awards, including shares issued as a result of option exercises but which are subject to repurchase by

GI Dynamics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

3. Net Loss per Common Share (continued)

the Company, whose effect would be anti-dilutive from the calculation. During each of the years ended December 31, 2015, 2014 and 2013, common stock equivalents were excluded from the calculation of diluted net loss per common share, as their effect was anti-dilutive due to the net loss incurred. Therefore, basic and diluted net loss per share was the same in all periods presented.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding as of December 31, 2015, 2014 and 2013, as they would be anti-dilutive:

	Years Ended December 31,
	2015	2014	2013
Warrants to purchase common stock	50,000	50,000	50,000
Options to purchase common stock and other stock-based awards	1,041,322	1,410,736	963,455

Total	1,091,322	1,460,736	1,013,455

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

5. Fair Value of Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2015 and 2014, and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, requiring the Company to develop its own assumptions for the asset or liability.

GI Dynamics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5. Fair Value of Financial Instruments (continued)

The following tables present the assets and liabilities the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$17,207	$17,207	$—	$—

Total assets	$17,207	$17,207	$—	$—

Liabilities
Warrants to purchase common stock	$—	$—	$—	$—

Total liabilities	$—	$—	$—	$—

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$38,454	$38,454	$—	$—

Total assets	$38,454	$38,454	$—	$—

Liabilities
Warrants to purchase common stock	$9	$—	$—	$9

Total liabilities	$9	$—	$—	$9

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the common stock warrants at December 31, 2015, 2014 and 2013 were as follows:

	December 31,
	2015	2014	2013
Exercise price (A$55.00 at the then current exchange rate)	$40.18	$45.11	$49.21
Fair value of common stock	$1.06	$9.84	$33.56
Expected volatility	165.6%	62.2%	48.7%
Expected term (in years)	0.7	1.7	2.7
Risk-free interest rate	0.5%	0.5%	0.7%
Expected dividend yield	—%	—%	—%

GI Dynamics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5. Fair Value of Financial Instruments (continued)

The following table rolls forward the fair value of the warrants, where fair value is determined by Level 3 inputs (in thousands):

Balance at December 31, 2013	$326
Decrease in fair value of warrants upon remeasurement included in other income (expense)	(317)

Balance at December 31, 2014	9
Decrease in fair value of warrants upon remeasurement included in other income (expense)	(9)

Balance at December 31, 2015	$—

Cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities at December 31, 2015 and 2014 are carried at amounts that approximate fair value due to their short-term maturities and highly liquid nature of these instruments.

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

At December 31, 2015, one health care provider accounted for approximately 15% of the Company’s accounts receivable and two health care providers accounted for approximately 11% each and a fourth health care provider accounted for approximately 10%. At December 31, 2014, one distributor accounted for approximately 32% of the Company’s accounts receivable. No other customer accounted for greater than 10% of the Company’s accounts receivable at December 31, 2015 and 2014.

The Company grants credit to customers in the normal course of business but generally does not require collateral or any other security to support its receivables. The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices not individually reviewed. Amounts determined to be uncollectible are written off against this reserve. The Company recorded write-offs of uncollectible accounts receivable of approximately $31,000 in the year ended December 31, 2015 and none in 2014 and 2013. As of December 31, 2015, the Company believes its allowance for doubtful accounts of approximately $59,000 is adequate based on its review.

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

The following table shows the components of the Company’s accounts receivable at December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Accounts receivable	$121	$555
Less: allowance for doubtful accounts	(59)	(41)
Less: allowance for sales returns	(22)	(44)

Total	$40	$470

The following is a roll forward of the Company’s allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2015	2014	2013
Beginning balance	$41	$—	$—
Net charges to expenses	49	41	—
Utilization of allowances	(31)	—	—

Ending balance	$59	$41	$—

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

The determination of obsolete or excess inventory requires the Company to estimate the future demand for its products within appropriate time horizons. The estimated future demand is compared to inventory levels to determine the amount, if any, of obsolete and excess inventory. The demand forecast includes the Company’s estimates of market growth and various internal estimates, and is based on assumptions that are consistent with the plans and estimates the Company is using to manage its underlying business and short-term manufacturing plans. Forecasting demand for EndoBarrier in a market in which there are few, if any, comparable approved devices and for which reimbursement from third-party payers is limited has been difficult. To the extent the Company’s demand forecast is less than its inventory on-hand, the Company could be required to record additional reserves for excess, expired or obsolete inventory in the future.

In 2015, the Company performed an analysis of its inventory on hand and due to current evidence that the utility of certain amounts of its inventory as it was expected to be used will be less than its cost recorded an

GI Dynamics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7. Inventory (continued)

approximately $3.2 million charge for excess, expired and obsolete inventory. Factors contributing to the inventory write-down included: the effect that the ENDO Trial enrollment hold and subsequent termination had on commercial activity and the Company’s inventory levels, the expected timing of third-party payer reimbursement in its commercial markets, its conclusion that certain inventory will not be used for sales inside or outside the U.S. and the historical accuracy of its demand forecasts. As of December 31, 2015, the Company has a reserve totaling approximately $5.0 million of which approximately $3.3 million was for its inventory of sleeve material. The Company continues to review any evidence that may indicate that the utility of additional amounts of inventory, as it was expected to be used, will be less than cost.

In 2014, the Company determined that its raw material sleeve inventory was in excess of its anticipated commercial demand for future sales. Accordingly, for the year ended December 31, 2014, the Company recorded a provision for excess inventory of approximately $1.6 million to reduce the carrying value of the raw material sleeve inventory.

Inventory at December 31, 2015 and 2014 was as follows (in thousands):

	December 31,
	2015	2014
Finished goods	$391	$733
Work-in-process	605	2,401
Raw materials	29	2,354

Total	$1,025	$5,488

The Company has entered into consignment arrangements in which the Company delivers product to the customer but retains title to the product until it is implanted or otherwise consumed. At December 31, 2015 and 2014, approximately 2% and 4% of the finished goods inventory was at customer locations pursuant to these arrangements.

8. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2015	2014
Laboratory and manufacturing equipment	$457	$545
Computer equipment and software	1,118	1,125
Office furniture and equipment	229	221
Construction in process	—	48
Leasehold improvements	848	921

	2,652	2,860
Less accumulated depreciation and amortization	(2,251)	(1,771)

Total	$401	$1,089

GI Dynamics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8. Property and Equipment (continued)

As part of the Company’s restructuring in August 2015, the Company recognized a charge for impaired fixed assets as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Cost of revenue	$265	$—	$—
Research and development	100	—	—
Sales and marketing	5	—	—
General and administrative	19	—	—

	$389	$—	$—

In January 2015, the Company entered into a capital lease for certain office equipment. As of December 31, 2015, the Company had approximately $8,000 of assets under capital leases with an accumulated amortization balance of approximately $2,000.

Depreciation and amortization expense of property and equipment, including equipment recorded under capital leases, totaled approximately $0.5 million, $0.7 million and $0.4 million for the years ended December 31, 2015, 2014, and 2013, respectively.

9. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2015	2014
Clinical trials	$1,809	$3,906
Payroll and related liabilities	501	2,629
Professional fees	454	634
Deferred rent, current portion	168	151
Other	136	354

Total	$3,068	$7,674

In 2015 and 2014, the Company recorded approximately $0.6 million and $1.5 million, respectively, of separation related expenses of which approximately $0.1 million and $1.3 million is included in payroll and related liabilities at December 31, 2015 and 2014, respectively, and which will be paid out through March 2016.

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

Rent expense on noncancelable operating leases was approximately $0.5 million, $0.5 million and $0.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

In March 2015, the Company entered into a capital lease for certain office equipment totaling approximately $8,000. The capital lease has a three-year term and an interest rate of 14.1%.

Future minimum lease payments under all noncancelable lease arrangements at December 31, 2015, are as follows (in thousands):

Year Ending December 31,
2016	$626
2017	3
2018	1

Total future minimum lease payments	$630

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

13. Stock Plans

The Company has two stock-based compensation plans. The Board of Directors adopted the 2003 Omnibus Stock Plan (the “2003 Plan”), which provides for the grant of qualified incentive stock options and nonqualified stock options or other awards to the Company’s employees, officers, directors, advisors, and outside consultants to purchase up to an aggregate of 922,086 shares of the Company’s common stock.

In August 2011, the Board of Directors adopted the 2011 Employee, Director and Consultant Equity Incentive Plan (the “2011 Plan”, together with the 2003 Plan, the “Plans”) as the successor to the 2003 Plan. Under the 2011 Plan, the Company may grant incentive stock options, nonqualified stock options, restricted and unrestricted stock awards and other stock-based awards. The Company had initially reserved 450,000 shares of its common stock for issue under the 2011 Plan. Awards that are returned to the Company’s 2003 Plan as a result of their forfeiture, expiration or cancellation without delivery of common stock shares or that result in the forfeiture of shares back to the Company on or after August 1, 2011, the date the 2011 Plan became effective, are automatically made available for issuance under the 2011 Plan. At August 1, 2011, 80,235 shares available for grant under the 2003 Plan were transferred to the 2011 Plan. At December 31, 2015, 921,969 shares were available for grant under the 2011 Plan.

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

Accordingly, during 2015 379,346 shares were added to the 2011 Plan.

Stock-Based Compensation

Stock-based compensation is reflected in the consolidated statements of operations and comprehensive loss as follows for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Years Ended December 31,
	2015	2014	2013
Cost of revenue	$89	$126	$69
Research and development	456	1,179	679
Sales and marketing	425	1,367	1,364
General and administrative	2,191	1,998	1,593

	$3,161	$4,670	$3,705

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

At December 31, 2014, the Company had options for the purchase of 20,000 shares of common stock subject to performance-based milestone vesting. During the years ended December 31, 2015 and 2014, the Company did not recognize any expense associated with options subject to performance-based milestones as the vesting of the underlying awards was not deemed probable. At December 31, 2015, there were no options subject to performance-based milestone vesting outstanding.

During the year ended December 31, 2013, an option granted in 2007, for the purchase of 13,000 shares of common stock, originally associated with a performance-based milestone, was modified by the Board of Directors to fully vest based upon services provided. The Company recorded approximately $0.4 million of expense associated with the modification and vesting of this option grant in 2013.

During the year ended December 31, 2015, the Company modified the post-employment exercise period of stock awards previously granted to the Company’s former chief financial officer in relation to his separation from the Company. The modification extended the exercise period to December 8, 2015. The modification resulted in an approximately $19,000 increase in stock-based compensation in 2015. The Company accounted for the modification of these stock awards in accordance with the provisions of ASC 718.

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

GI Dynamics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

13. Stock Plans (continued)

Determining the fair value of stock-based awards using the Black-Scholes option-pricing model requires the use of highly subjective assumptions, including the expected term of the award and expected stock price volatility. The weighted-average assumptions used to estimate the fair value of employee stock options using the Black-Scholes option-pricing model were as follows for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
Expected volatility	56.8%	61.6%	64.8%
Expected term (in years)	6.04	6.05	6.05
Risk-free interest rate	1.6%	2.1%	1.1%
Expected dividend yield	—%	—%	—%

Expected Volatility

Volatility measures the amount that a stock price has fluctuated or is expected to fluctuate during a period. As the Company was not publicly traded prior to September 2011 and therefore had no trading history, stock price volatility was estimated based on an analysis of historical and implied volatility of comparable public companies.

Expected Term

The Company has limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. As a result, for stock option grants made during the years ended December 31, 2015, 2014 and 2013, the expected term was estimated using the “simplified method.” The simplified method is based on the average of the contractual term of the option and the weighted-average vesting period of the option. For options granted to non-employees, the Company used the remaining contractual life to estimate the expected term of non-employee awards for the years ended December 31, 2015, 2014 and 2013.

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

Forfeitures

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from the Company’s estimates. Subsequent changes in estimated forfeitures are recognized through a cumulative adjustment in the period of change and will also impact the amount of stock-based compensation expense in future periods. The Company uses historical data to estimate forfeiture rates. The Company’s estimated forfeiture rates were 15.0%, 5.0% and 2.0% as of December 31, 2015, 2014 and 2013, respectively.

GI Dynamics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

13. Stock Plans (continued)

Stock Options

The following table summarizes share-based activity under the Company’s stock option plans:

	Shares of Common Stock Attributable to Options	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2014	1,201,496	$26.36	6.41	$1,406
Granted	246,604	$5.42
Exercised	(1,000)	$1.50
Cancelled	(668,072)	$21.52

Outstanding at December 31, 2015	779,028	$23.92	7.64	$—

Vested or expected to vest at December 31, 2015	718,278	$24.31	7.55	$—

Exercisable at December 31, 2015	374,024	$28.98	6.45	$—

As of December 31, 2015, there was approximately $3.7 million of unrecognized stock-based compensation, net of estimated forfeitures, related to unvested stock option grants having service-based vesting under the Plans which is expected to be recognized over a weighted-average period of 2.4 years. The total unrecognized stock-based compensation cost will be adjusted for future changes in estimated forfeitures.

The weighted-average grant date fair value of options granted during the years ended December 31, 2015, 2014 and 2013 was $2.91, $15.22 and $19.01, respectively. The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was approximately $10,000, $4.4 million and $0.5 million, respectively. The intrinsic value represents the difference between the fair value of the Company’s common stock on the date of exercise and the exercise price of the stock option. Cash received from option exercises during the years ended December 31, 2015, 2014 and 2013 was approximately $1,500, $0.6 million and $53,000, respectively. No tax benefits were realized from options and other stock-based payment arrangements during these periods.

The stock-based compensation plans provide that grantees may have the right to exercise an option prior to vesting. Shares purchased upon the exercise of unvested options will be subject to the same vesting schedule as the underlying options, and are subject to repurchase at the original exercise price by the Company should the grantee discontinue providing services to the Company for any reason, prior to becoming fully vested in such shares. At December 31, 2015 and 2014, there were 168 and 3,500 shares of common stock, respectively, issued pursuant to the exercise of unvested options that remain unvested and subject to repurchase by the Company. The exercise of these shares is not substantive and as a result, the cash paid for the exercise price is considered a deposit or prepayment of the exercise price and is recorded as a liability. The liability related to these shares was approximately $4,000 and $82,000, respectively, at December 31, 2015 and 2014. Additionally, while the shares of common stock subject to repurchase are included in the legally issued shares, they are excluded from the calculation of outstanding shares.

GI Dynamics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

13. Stock Plans (continued)

Restricted Stock Units

Each restricted stock unit (“RSU”) represents a contingent right to receive one share of the Company’s common stock. The RSUs outstanding at December 31, 2015 vest on the first anniversary of the issuance date, vest on a pro-rata basis on each anniversary of the issuance date over four years or vest upon the achievement of certain product revenue, regulatory and reimbursement milestones. There is no consideration payable on the vesting of RSUs issued under the Plans. Upon vesting, the RSUs are exercised automatically and settled in shares of the Company’s common stock. During the years ended December 31, 2015 and 2014, the Company awarded a total of 143,506 and 209,568 RSUs to employees and directors of the Company, respectively.

The following table summarizes information related to the RSUs and activity during the year ended December 31, 2015:

	Number of Units	Weighted- Average Contractual Life	Aggregate Intrinsic Value
		(in years)	(in thousands)
Outstanding at December 31, 2014	205,740	5.43	$2,016
Granted	143,506
Vested	(20,886)
Cancelled	(66,234)

Outstanding at December 31, 2015	262,126	4.30	$278

The aggregate intrinsic value at December 31, 2015 and 2014 noted in the table above represents the closing price of the Company’s common stock multiplied by the number of RSUs outstanding.

The fair value of each RSU award equals the closing price of the Company’s common stock on the date of grant. The weighted average grant date fair value per share of RSUs granted in the years ended December 31, 2015 and 2014 was $5.39 and $22.64, respectively.

At December 31, 2015, 193,468 of the RSUs outstanding are subject to performance-based vesting criteria as described above. For these awards, the vesting will occur upon the achievement of certain product revenue, regulatory and reimbursement milestones. When achievement of the milestone is deemed probable, the Company expenses the compensation of the respective stock award over the implicit service period. During the year ended December 31, 2015, the Company determined that a milestone previously deemed probable was now not probable of being achieved prior to the expiration of the award. This change in estimate was recognized through a cumulative adjustment in 2015, resulting in a reduction of stock-based compensation of approximately $0.3 million, all of which was previously recognized in the year ended December 31, 2014.

During the years ended December 31, 2015 and 2014, the Company recognized stock-based compensation related to RSUs having service-based vesting of approximately $0.5 million and $0.1 million, respectively.

As of December 31, 2015, there was approximately $1.0 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested RSU awards that have service-based vesting. This expense is expected to be recognized over a weighted average period of 2.5 years. At December 31, 2015, no RSUs that have performance-based vesting criteria are considered probable of achievement and there remains approximately $2.4 million, net of estimated forfeitures, of unrecognized stock-based compensation, including the amount of the cumulative adjustment above.

GI Dynamics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

13. Stock Plans (continued)

Non-employee awards

The Company accounts for non-employee awards in accordance with ASC 505-50. Stock-based compensation expense related to stock options granted to non-employees is recognized as services are rendered, generally on a straight-line basis. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services rendered. The fair value of the stock options granted is remeasured at each reporting date using the Black-Scholes option pricing model as prescribed by ASC 718. During the year ended December 31, 2013, the Company granted options to purchase 30,000 shares of common stock to non-employees with an aggregate fair value of approximately $0.6 million. During the years ended December 31, 2015 and 2014, the Company did not grant any options for shares of common stock to non-employees.

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

The Company has recorded non-employee stock-based compensation expense in accordance with ASC 505-50 of approximately $6,000, $0.2 million and $0.1 million during the years ended December 31, 2015, 2014 and 2013, respectively, which is included in the total stock-based compensation expense.

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

At December 31, 2015, long-lived assets, comprised of property and equipment, of approximately $0.4 million are all held in the U.S.

GI Dynamics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

14. Segment Reporting (continued)

Product sales by geographic location for the years ended December 31, 2015, 2014 and 2013 are listed in the table below (in thousands).

	December 31,
	2015	2014	2013
Europe	$1,007	$1,687	$1,333
Middle East	146	247	255
South America	41	466	337
Asia Pacific	122	428	330

Total	$1,316	$2,828	$2,255

Germany and the United Kingdom comprised a significant component of revenue in Europe for the year ended December 31, 2015. Germany, Chile and Australia comprised a significant component of revenue in their respective regions for the year ended December 31, 2014. Germany, Netherlands, Chile and Australia comprised a significant component of revenue in their respective regions for the year ended December 31, 2013.

Major Customers

For the year ended December 31, 2015, one distributor accounted for approximately 15% of the Company’s revenue. For the year ended December 31, 2014, one distributor accounted for approximately 16% of the Company’s revenue. For the year ended December 31, 2013, one distributor accounted for approximately 15% of the Company’s revenue and one health care provider accounted for approximately 13% of the Company’s revenue. No other customer accounted for greater than 10% of the Company’s revenue during the years ended December 31, 2015, 2014 and 2013.

15. Retirement Plans

The Company has a 401(k) retirement and savings plan (“401(k) Plan”) covering all qualified U.S. employees. The 401(k) Plan is a defined contribution plan and allows each participant to contribute up to 100% of the participant’s base wages up to an amount not to exceed an annual statutory maximum. The Company has made discretionary contributions to the 401(k) Plan and recorded expenses of approximately $0.2 million, $0.3 million and $0.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company maintains a defined contribution plan for certain international employees. The Company contributes 100% of the cost of the defined contribution. The Company recorded expenses of approximately $21,000, $30,000 and $0.1 million for the years ended December 31, 2015, 2014 and 2013, respectively, under this plan.

16. Income Taxes

Loss before provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2015	2014	2013
Domestic	$(35,190)	$(48,298)	$(35,599)
Foreign	113	163	117

Total	$(35,077)	$(48,135)	$(35,482)

GI Dynamics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

16. Income Taxes (continued)

The provision for income taxes in the accompanying consolidated statements of operations and comprehensive loss consisted of the following (in thousands):

	Years Ended December 31,
	2015	2014	2013
Current Provision:
Federal	$—	$—	$—
State	2	3	39
Foreign	59	90	57

Total	61	93	96

Deferred Provision:
Federal	—	—	—
State	—	—	—
Foreign	23	(23)	—

Total	23	(23)	—

Total provision	$84	$70	$96

A reconciliation of income taxes from operations computed using the U.S. federal statutory rate of 34% to that reflected in operations follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Income tax benefit using U.S. federal statutory rate	$(11,926)	$(16,366)	$(12,064)
Permanent differences	23	(60)	40
State income taxes, net of federal benefit	(383)	(2,254)	(1,612)
Stock compensation	556	900	645
Tax credits	(459)	(626)	(306)
Foreign tax rate differential	(2)	(11)	(11)
Change in the valuation allowance	12,234	18,500	13,841
Other	41	(13)	(437)

Total	$84	$70	$96

GI Dynamics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

16. Income Taxes (continued)

Components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$73,260	$60,092
Research and development credit carryforwards	3,655	3,179
Capitalized research and development costs	2,196	3,140
Capitalized start-up expenses	5,105	5,621
Depreciation and other	6,883	6,854

Total deferred tax assets	91,099	78,886
Valuation allowance	(91,099)	(78,863)

Net deferred tax asset	$—	$23

In accordance with ASU No. 2015-17, at December 31, 2015, the Company reclassified its net current deferred tax asset to the net non-current deferred tax asset in our consolidated balance sheet. No prior periods were retrospectively adjusted.

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of the Company’s deferred tax assets and determined that it is more likely than not that the Company will not recognize the benefits of the deferred tax assets related to the U.S. As a result, a valuation allowance of approximately $91.1 million and $78.9 million was established at December 31, 2015 and 2014, respectively. The valuation allowance increased by approximately $12.2 million during the year ended December 31, 2015, primarily due to the increase in the Company’s net operating loss carryforwards.

At December 31, 2015, the Company had federal and state net operating loss carryforwards (excluding ASC 718 additional paid-in capital net operating losses) of approximately $187.9 million and $177.5 million, respectively. These operating loss carryforwards will expire at various times beginning in 2024 through 2035 for federal purposes and begin to expire in 2030 and will continue to expire through 2035 for state purposes. The Company has also recorded approximately $4.6 million as a reduction to net operating losses carryforward that is attributable to excess stock option deductions as of December 31, 2015.

In addition, at December 31, 2015, the Company also has federal and state research and development tax credit carryforwards (excluding ASC 740, Income Taxes (“ASC 740”), reserve) of approximately $3.6 million and $2.0 million, respectively, to offset future income taxes. These tax credit carryforwards will expire at various times beginning in 2023 through 2035 for federal purposes and will expire at various times beginning in 2018 through 2030 for state purposes.

Utilization of net operating loss carryforwards and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future in accordance with Section 382 of the Internal Revenue Code of 1986 (“IRC Section 382”) and with Section 383 of the Internal Revenue Code of 1986, as well as similar state provisions. These ownership changes may limit the amount of net operating loss carryforwards and research and development credit carryforwards that can be utilized annually to offset future taxable income and taxes, respectively. In general, an ownership change, as defined by IRC Section 382, results from transactions

GI Dynamics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

16. Income Taxes (continued)

increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. The Company has completed several financings since its inception, which may have resulted in a change in control as defined by IRC Section 382 or could result in a change in control in the future. As of December 31, 2015, the Company has not, as yet, conducted an IRC Section 382 study, which could impact its ability to utilize net operating loss and tax credit carryforwards annually in the future to offset the Company’s taxable income, if any.

The Company applies ASC 740-10, which provides guidance on the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. At December 31, 2015 and 2014, the Company had unrecognized tax liabilities of approximately $1.4 million and $1.3 million, respectively.

The following is a rollforward of the Company’s unrecognized tax benefits (in thousands):

	December 31,
	2015	2014
Unrecognized tax benefit – as of the beginning of the year	$1,252	$1,025
Gross increases – tax positions of the prior periods	—	—
Gross increases – current period tax positions	174	227

Unrecognized tax benefits – as of the end of the year	$1,426	$1,252

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2015 and 2014, the Company had no accrued interest or penalties related to uncertain tax positions, and no amounts have been recognized in the Company’s consolidated statements of comprehensive loss.

The statute of limitations for assessment by the Internal Revenue Service (“IRS”) and state tax authorities is open for tax years ended December 31, 2015, 2014, 2013 and 2012, although carryforward attributes that were generated prior to tax year 2012 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period. The statute of limitations for assessment by foreign tax authorities is open for tax years ended December 31, 2015, 2014, 2013 and 2012. There are currently no federal or state audits in progress.

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

GI Dynamics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

17. Selected Quarterly Financial Information

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2015
Revenue	$616	$310	$175	$215	$1,316
Gross loss*	(270)	(1,702)	(743)	(1,692)	(4,407)
Loss from operations	(9,870)	(10,252)	(7,905)	(6,479)	(34,506)
Net loss	(10,349)	(10,234)	(8,089)	(6,489)	(35,161)
Basic and diluted net loss per common share	$(1.09)	$(1.08)	$(0.85)	$(0.68)	$(3.71)

2014
Revenue	$906	$840	$609	$473	$2,828
Gross profit (loss)*	3	290	216	(1,770)	(1,261)
Loss from operations	(10,094)	(12,641)	(11,699)	(13,756)	(48,190)
Net loss	(9,681)	(12,300)	(12,130)	(14,094)	(48,205)
Basic and diluted net loss per common share	$(1.20)	$(1.38)	$(1.28)	$(1.49)	$(5.36)

*	In the second and fourth quarter of 2015, the Company recorded a charge to cost of revenue of approximately $1.7 million and $1.5 million, respectively, for excess, expired and obsolete inventory. In the fourth quarter of 2014, the Company recorded a charge to cost of revenue of approximately $1.6 million for excess raw material sleeve inventory.