Form 10-Q
period 2016-03-31
GI DYNAMICS, INC.
filed 2016-05-13
CIK 1245791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

As of May 1, 2016 there were 9,510,557 shares of common stock outstanding.

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

You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to our Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this Quarterly Report on Form 10-Q.

GI DYNAMICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

References

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “GI Dynamics,” “the Company,” “we,” “us” and “our” refer to GI Dynamics, Inc. and its consolidated direct and indirect subsidiaries.

Currency

Unless indicated otherwise in this Quarterly Report on Form 10-Q, all references to “$”, “US$” or “dollars” refer to United States dollars, the lawful currency of the United States of America. References to “A$” refer to Australian dollars, the lawful currency of the Commonwealth of Australia. References to “€” or “euros” means euros, the single currency of Participating Member States of the European Union.

Trademarks

EndoBarrier® and various company logos are the trademarks of the Company, in the United States and other countries. All other trademarks and trade names mentioned in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

GI Dynamics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$15,632	$19,590
Restricted cash	150	—
Accounts receivable, net	11	40
Inventory	859	1,025
Prepaid expenses and other current assets	748	726

Total current assets	17,400	21,381
Property and equipment, net	317	401

Total assets	$17,717	$21,782

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$312	$435
Accrued expenses	2,298	3,086

Total current liabilities	2,610	3,521
Other liabilities	2	3
Commitments (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value – 500,000 shares authorized; no shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value – 13,000,000 shares authorized; 9,510,557 shares issued and outstanding at March 31, 2016 and 9,505,557 shares issued and 9,505,389 shares outstanding at December 31, 2015	95	95
Class B common stock, $0.01 par value – 1,000,000 shares authorized; no shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Additional paid-in capital	253,535	253,250
Accumulated deficit	(238,525)	(235,087)

Total stockholders’ equity	15,105	18,258

Total liabilities and stockholders’ equity	$17,717	$21,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

GI Dynamics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue	$209	$616
Cost of revenue	353	886

Gross loss	(144)	(270)
Operating expenses:
Research and development	850	5,646
Sales and marketing	664	1,660
General and administrative	1,807	2,294

Total operating expenses	3,321	9,600

Loss from operations	(3,465)	(9,870)
Other income (expense):
Interest income	14	30
Foreign exchange gain (loss)	17	(493)
Remeasurement of warrant liability	—	(2)

Other income (expense), net	31	(465)

Loss before income tax expense	(3,434)	(10,335)
Income tax expense	4	14

Net loss	$(3,438)	$(10,349)

Basic and diluted net loss per common share	$(0.36)	$(1.09)

Weighted-average number of common shares used in basic and diluted net loss per common share	9,506,035	9,481,027
Comprehensive loss	$(3,438)	$(10,349)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GI Dynamics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net loss	$(3,438)	$(10,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	78	174
Stock-based compensation expense	281	694
Remeasurement of warrant liability	—	2
Change in inventory reserve	34	—
Gain on sale of property and equipment	2	—
Changes in operating assets and liabilities:
Accounts receivable	29	116
Prepaid expenses and other current assets	(22)	(292)
Inventory	132	526
Accounts payable	(123)	(142)
Accrued expenses	(744)	(1,520)
Deferred revenue	—	(225)
Deferred rent	(40)	(36)

Net cash used in operating activities	(3,811)	(11,052)
Investing activities
Change in restricted cash	(150)	—
Purchases of property and equipment	—	(125)
Proceeds from sale of property and equipment	4	—

Net cash used in investing activities	(146)	(125)
Financing activities
Proceeds from exercise of stock options	—	2
Payments on capital lease	(1)	—

Net cash (used in) provided by financing activities	(1)	2

Net decrease in cash and cash equivalents	(3,958)	(11,175)
Cash and cash equivalents at beginning of period	19,590	51,191

Cash and cash equivalents at end of period	$15,632	$40,016

Supplemental cash flow disclosures
Income taxes paid	$12	$47
Equipment acquired under capital lease	$—	$8

The accompanying notes are an integral part of these condensed consolidated financial statements.

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Nature of Business

GI Dynamics, Inc. (the “Company”) was incorporated on March 24, 2003, as a Delaware corporation, with operations based in Lexington, Massachusetts. The Company is dedicated to restoring health and improving quality of life through the design and application of device and disease management solutions for treatment of metabolic disease. The Company’s vision is to make our first product, EndoBarrier Therapy, a valued treatment option for patients suffering from type 2 diabetes and obesity by restoring more manageable blood sugar levels and reducing body weight. The Company is the developer of EndoBarrier®, the first endoscopically-delivered device therapy approved for the treatment of obese type 2 diabetes with BMI > 30 kg/m2, or obese patients with BMI > 30 kg/m2 with > 1 comorbidities, or obese patients with BMI >35 kg/m2. EndoBarrier is the only proven, incision-free, non-anatomy altering solution designed to specifically mimic the duodenal-jejunal exclusion created by gastric bypass surgery. Since incorporation, the Company has devoted substantially all of its efforts to research and development, business planning, clinical research, clinical study management, reimbursement development, product commercialization, acquiring operating assets, and raising capital. The Company currently operates in one reportable business segment which designs, manufactures and markets medical devices.

In 2011, the Company began commercial sales of its product, EndoBarrier, which is approved and commercially available in multiple countries outside the U.S.

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

On March 5, 2015, the Company announced that the FDA recommended discontinuing placement of any additional devices in the ENDO Trial as a result of, at that date, four cases of hepatic abscess among the 325 subjects then enrolled in the ENDO Trial. Hepatic abscess, a bacterial infection of the liver, is a known event related to the use of EndoBarrier. As a result, the Company stopped enrollment in the ENDO Trial, although monitoring and data collection of patients then enrolled in the ENDO Trial continued.

On July 30, 2015, the Company announced its decision to stop the ENDO Trial. The decision followed discussions with the FDA regarding resumption of ENDO Trial enrollment, which despite collaborative efforts by both parties were unable to yield a feasible path forward for the mitigation of a higher than anticipated incidence of hepatic abscess. The Company concluded that stopping the ENDO Trial was in the best interest of all stakeholders.

On August 21, 2015, the Company announced that it was reducing headcount by approximately 46% as part of its efforts to restructure its business and expenses in response to stopping the ENDO Trial and to ensure sufficient cash remains available for it to establish new priorities, continue limited market development and research, and to evaluate strategic options.

The Company is subject to a number of risks similar to other medical device companies, including, but not limited to, market acceptance of the Company’s products, development by its competitors of new technological innovations, safety and efficacy of the products in clinical trials, the regulatory approval process governing medical devices and protection of proprietary technology. In addition, the Company will require additional funding to support its operations. Any such financing may or may not be similar to transactions in which it has engaged in the past and there can be no assurance that any such financing opportunities will be available on acceptable terms, if at all.

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

1. Nature of Business (continued)

The Company has incurred operating losses since inception and at March 31, 2016, had an accumulated deficit of approximately $238.5 million. Based on the Company’s decision to stop the ENDO Trial, it continues to evaluate which markets are appropriate to continue pursuing reimbursement, market awareness and general market development efforts, and continues to restructure its business and costs, establish new priorities, continue limited research, and evaluate strategic options. As a result, the Company expects to incur significant operating losses for the next several years. At March 31, 2016, the Company had approximately $15.8 million in cash, cash equivalents and restricted cash. The Company does not expect its current cash balances will be sufficient to enable it to conduct an additional clinical trial for the purpose of seeking regulatory approval from the FDA and complete development of an improved EndoBarrier for its current use and potential new indications. The Company is restructuring its costs and will need to raise additional funds in order to implement its new business objectives and to continue to fund its operations in 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company may seek to raise additional funds through any combination of collaborative arrangements, strategic alliances, and additional equity and debt financings or from other sources. There can be no assurance that any such financing opportunities will be available on acceptable terms, if at all. If the Company is unable to raise capital when needed, it could be forced to significantly delay or discontinue research and development activities and further commercialization of EndoBarrier, which could have a material adverse effect on its business, financial condition and results of operations. In addition, the Company could be required to cease operations if it is unable to raise capital when needed.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The condensed consolidated financial statements for the three months ended March 31, 2016, do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

2. Summary of Significant Accounting Policies and Basis of Presentation

The accompanying condensed consolidated financial statements and the related disclosures as of March 31, 2016, and for the three months ended March 31, 2016 and 2015, are unaudited and have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K (“Form 10-K”). The December 31, 2015 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP for complete financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position as of March 31, 2016, results of its operations for the three months ended March 31, 2016 and 2015, and its cash flows for the three months ended March 31, 2016 and 2015. The interim results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

2. Summary of Significant Accounting Policies and Basis of Presentation (continued)

Error Correction

During the three months ended March 31, 2016, the Company recorded an out-of-period adjustment reducing the accrual for clinical trial related expenses and research and development expense by approximately $0.4 million. The adjustment corrected an error in the calculation of certain accrued expenses related to the Company’s ENDO Trial during the fourth quarter of 2015. The Company evaluated the materiality of the error from a qualitative and quantitative perspective as required by authoritative guidance and does not believe that the amount is material to any prior period financial statements, and the impact of correcting the error in the three months ended March 31, 2016 is not material to those financial statements. As a result, the Company has not restated any prior period amounts.

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

As of March 31, 2016 and December 31, 2015, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible. As a result, no related reserves have been established.

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

2. Summary of Significant Accounting Policies and Basis of Presentation (continued)

Subsequent Events

The Company evaluates events occurring after the date of its condensed consolidated balance sheet for potential recognition or disclosure in its condensed consolidated financial statements. Other than those disclosed in the condensed consolidated financial statements, there have been no subsequent events that have occurred through the date the Company issued its condensed consolidated financial statements that require disclosure in or adjustment to its condensed consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). This new standard gives a company’s management the final responsibilities to decide whether there is substantial doubt about the company’s ability to continue as a going concern and to provide related footnote disclosures. The standard provides guidance to management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that companies commonly provide in their footnotes. Under the new standard, management must decide whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the company’s ability to continue as a going concern within one year after the date that the financial statements are issued, or within one year after the date that the financial statements are available to be issued when applicable. This guidance is effective for annual reporting beginning after December 15, 2016, and interim periods thereafter, with early application permitted. The Company does not expect that the adoption of ASU 2014-15 will have a material impact on its financial position, results of operations or cash flows, but may require further disclosure in its financial statements once adopted.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires that lessees recognize in the statement of financial position for all leases (with the exception of short-term leases) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset representing the lessee’s right to use the underlying asset for the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees may not apply a full retrospective transition approach. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 will simplify the income tax consequences, accounting for forfeitures and classification on the statements of consolidated cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the potential impact that ASU 2016-09 may have on its consolidated financial statements.

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

3. Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Potential common stock equivalents are determined using the treasury stock method. For diluted net loss per share purposes, the Company excludes stock options and other stock-based awards, including shares issued as a result of option exercises but which are subject to repurchase by the Company, whose effect would be anti-dilutive from the calculation. During the three months ended March 31, 2016 and 2015, common stock equivalents were excluded from the calculation of diluted net loss per common share, as their effect was anti-dilutive due to the net loss incurred. Therefore, basic and diluted net loss per share was the same in all periods presented.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding as of March 31, 2016 and 2015, as they would be anti-dilutive:

	Three Months Ended March 31,
	2016	2015
Warrants to purchase common stock	50,000	50,000
Options to purchase common stock and other stock-based awards	1,046,472	1,318,996

Total	1,096,472	1,368,996

4. Common Stock Warrants

In connection with the Company’s initial public offering (“IPO”) in September 2011, the Company issued warrants in an aggregate amount of 50,000 shares of common stock at an exercise price of A$55.00 per share to the lead manager of the IPO and certain other investors. The warrants will expire on the fifth anniversary of their date of grant. The warrants may be converted on a cashless basis at the option of the holder. The Company has reserved 50,000 shares of common stock related to these warrants.

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

5. Fair Value of Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, requiring the Company to develop its own assumptions for the asset or liability.

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

5. Fair Value of Financial Instruments (continued)

The following tables present the assets and liabilities the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (included in cash, cash equivalents and restricted cash)	$13,368	$13,368	$—	$—

Total assets	$13,368	$13,368	$—	$—

Liabilities
Warrants to purchase common stock	$—	$—	$—	$—

Total liabilities	$—	$—	$—	$—

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$17,207	$17,207	$—	$—

Total assets	$17,207	$17,207	$—	$—

Liabilities
Warrants to purchase common stock	$—	$—	$—	$—

Total liabilities	$—	$—	$—	$—

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the common stock warrants at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015
Exercise price (A$55.00 at the then current exchange rate)	$42.11	$40.18
Fair value of common stock	$0.80	$1.06
Expected volatility	100.3%	165.6%
Expected term (in years)	0.4	0.7
Risk-free interest rate	0.3%	0.5%
Expected dividend yield	—%	—%

The fair value of the warrants, where fair value is determined by Level 3 inputs, was minimal at March 31, 2016 and December 31, 2015.

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

5. Fair Value of Financial Instruments (continued)

Cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities at March 31, 2016 and December 31, 2015 are carried at amounts that approximate fair value due to their short-term maturities and highly liquid nature of these instruments.

6. Concentrations of Credit Risk, Accounts Receivable and Related Valuation Accounts

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents, restricted cash and accounts receivable. The Company maintains its cash and cash equivalents and restricted cash balances with high quality financial institutions, and consequently, the Company believes that such funds are subject to minimal credit risk.

Accounts receivable primarily consist of amounts due from customers, including distributors and health care providers in different countries. In light of the current economic state of many foreign countries, the Company continues to monitor the creditworthiness of its customers.

At March 31, 2016, one health care provider accounted for approximately 21% of the Company’s accounts receivable, a second accounted for approximately 14%, a third accounted for approximately 12%, two health care providers accounted for approximately 11% each and a sixth accounted for approximately 10%. At March 31, 2016, one distributor accounted for approximately 16% of the Company’s accounts receivable. At December 31, 2015, one health care provider accounted for approximately 15% of the Company’s accounts receivable and two health care providers accounted for approximately 11% each and a fourth health care provider accounted for approximately 10%. No other customer accounted for greater than 10% of the Company’s accounts receivable at March 31, 2016 and December 31, 2015.

The Company grants credit to customers in the normal course of business but generally does not require collateral or any other security to support its receivables. The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices not individually reviewed. Amounts determined to be uncollectible are written off against this reserve. In the three months ended March 31, 2016 and 2015, the Company did not write-off any uncollectible accounts receivable. As of March 31, 2016, the Company believes its allowance for doubtful accounts of approximately $62,000 is adequate based on its review.

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

The following table shows the components of the Company’s accounts receivable at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Accounts receivable	$101	$121
Less: allowance for doubtful accounts	(62)	(59)
Less: allowance for sales returns	(28)	(22)

Total	$11	$40

The following is a roll forward of the Company’s allowance for doubtful accounts (in thousands):

Three Months Ended
March 31, 2016
Beginning balance	$59
Net charges to expenses	3
Utilization of allowances	—

Ending balance	$62

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

In 2015, the Company performed an analysis of its inventory on hand and due to current evidence that the utility of certain amounts of its inventory as it was expected to be used will be less than its cost recorded an approximately $3.2 million charge for excess, expired and obsolete inventory. Factors contributing to the inventory write-down included: the effect that the ENDO Trial enrollment hold and subsequent stopping of the ENDO Trial had on commercial activity and the Company’s inventory levels, the expected timing of third-party payer reimbursement in its commercial markets, its conclusion that certain inventory will not be used for sales inside or outside the U.S. and the historical accuracy of its demand forecasts. As of March 31, 2016 and December 31, 2015, the Company has reserves totaling approximately $5.0 million for excess, expired and obsolete inventory. The Company continues to review any evidence that may indicate that the utility of additional amounts of inventory, as it was expected to be used, will be less than cost.

Inventory at March 31, 2016 and December 31, 2015 was as follows (in thousands):

	March 31, 2016	December 31, 2015
Finished goods	$296	$391
Work-in-process	474	605
Raw materials	89	29

Total	$859	$1,025

The Company has entered into consignment arrangements in which the Company delivers product to the customer but retains title to the product until it is implanted or otherwise consumed. At March 31, 2016 and December 31, 2015, approximately 2% of the finished goods inventory was at customer locations pursuant to these arrangements.

8. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Laboratory equipment and manufacturing equipment	$397	$457
Computer equipment and software	1,116	1,118
Office furniture and equipment	229	229
Leasehold improvements	848	848

	2,590	2,652
Less accumulated depreciation and amortization	(2,273)	(2,251)

Total	$317	$401

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

8. Property and Equipment (continued)

In January 2015, the Company entered into a capital lease for certain office equipment. As of March 31, 2016, the Company had approximately $8,000 of assets under capital leases with an accumulated amortization balance of approximately $3,000.

Depreciation and amortization expense of property and equipment, including equipment recorded under capital leases, totaled approximately $78,000 and $0.2 million for the three months ended March 31, 2016 and 2015, respectively.

9. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Clinical trials	$969	$1,809
Payroll and related liabilities	362	501
Professional fees	654	454
Deferred rent, current portion	128	168
Other	185	154

Total	$2,298	$3,086

Included in payroll and related liabilities at December 31, 2015, were approximately $0.1 million of separation related expenses which were paid in the three months ended March 31, 2016.

10. Commitments and Contingencies

Lease Commitments

In June 2013, the Company entered into a noncancelable agreement to sublease 33,339 square feet of office, laboratory and manufacturing space in Lexington, Massachusetts. The sublease commenced in June 2013 and expires in December 2016, subject to earlier termination under certain conditions. Base rent during the initial rent period is approximately $0.6 million per year and increases annually by approximately $17,000. The space was delivered to the Company in June 2013 and rent payments commenced in May 2014. The rent expense, inclusive of the escalating rent payments and free rent period, is recognized on a straight-line basis over the term of the sublease agreement. In accordance with the terms of the sublease agreement, the Company maintains a secured letter of credit of approximately $0.2 million securing its obligations under the sublease agreement.

In March 2012, the Company’s subsidiary, GID Germany GmbH, entered into a noncancelable operating lease for office space in Dusseldorf, Germany. The lease was renewed in September 2013 and again in January 2015 and was extended through April 2016. The agreement was extended under substantially the same terms as the original agreement and is subject to earlier termination based on certain terms and conditions. The rent expense, inclusive of the free rent periods, is recognized on a straight-line basis over the term of the current lease agreement. The Company vacated this office space in April 2016.

Rent expense on noncancelable operating leases was approximately $0.1 million for each of the three-month periods ended March 31, 2016 and 2015, respectively.

In March 2015, the Company entered into a capital lease for certain office equipment totaling approximately $8,000. The capital lease has a three-year term and an interest rate of 14.1%.

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

10. Commitments and Contingencies (continued)

Future minimum lease payments under all noncancelable lease arrangements at March 31, 2016, are as follows (in thousands):

Year Ending December 31,
2016	467
2017	3
2018	1

Total	$471

11. Stockholders’ Equity

The authorized capital stock of the Company consists of 14,500,000 shares, of which 13,000,000 shares are designated as common stock, 1,000,000 shares are designated as Class B common stock, and 500,000 shares are designated as preferred stock.

Common Stock

The Company authorized Class B common stock in order meet the Listing Rules of the Australian Securities Exchange (“ASX”) so far as they apply to escrowed securities. In the event that holders of common stock, who were subject to ASX-imposed escrow, breached the terms of their escrow agreement or the Listing Rules as they apply to escrowed securities, their common stock would have been automatically converted into Class B common stock until the earlier to occur of the expiration of the escrow period or the breach being rectified. The Class B common stock is identical to and ranks equally with the common stock except that Class B common stock has no voting rights and is not entitled to any dividends. No shares of common stock are currently subject to such an escrow.

12. Stock Plans

The Company has two stock-based compensation plans under which incentive stock options, nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards are available for grant to employees, directors and consultants of the Company. At March 31, 2016, there were 1,291,873 shares available for future grant under both plans.

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

Accordingly, during the three months ended March 31, 2016, 380,222 shares were added to the 2011 Plan.

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

12. Stock Plans (continued)

Stock-Based Compensation

Stock-based compensation is reflected in the condensed consolidated statements of operations and comprehensive loss as follows for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of revenue	$18	$22
Research and development	24	186
Sales and marketing	57	145
General and administrative	182	341

	$281	$694

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

Determining the fair value of stock-based awards using the Black-Scholes option-pricing model requires the use of highly subjective assumptions, including the expected term of the award and expected stock price volatility. The weighted-average assumptions used to estimate the fair value of employee stock options using the Black-Scholes option-pricing model were as follows for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Expected volatility	68.6%	56.5%
Expected term (in years)	6.05	6.05
Risk-free interest rate	1.5%	1.5%
Expected dividend yield	—%	—%

The Company uses historical data to estimate forfeiture rates. The Company’s estimated forfeiture rates were 15% and 5% at March 31, 2016 and 2015, respectively.

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

12. Stock Plans (continued)

Stock Options

The following table summarizes share-based activity under the Company’s stock option plans:

	Shares of Common Stock Attributable to Options	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2015	779,028	$23.92	7.64	$—
Granted	250,000	$0.80
Exercised	—	$—
Cancelled	(287,762)	$20.48

Outstanding at March 31, 2016	741,266	$17.45	6.42	$—

Vested or expected to vest at March 31, 2016	688,684	$18.38	6.18	$—

Exercisable at March 31, 2016	390,705	$28.32	3.60	$—

As of March 31, 2016, there was approximately $0.9 million of unrecognized stock-based compensation, net of estimated forfeitures, related to unvested stock option grants having service-based vesting under the Plans which is expected to be recognized over a weighted-average period of 2.8 years. The total unrecognized stock-based compensation cost will be adjusted for future changes in estimated forfeitures.

The weighted-average grant date fair value of options granted during the three months ended March 31, 2016 and 2015 was $0.50 and $4.57, respectively. No options were exercised during the three months ended March 31, 2016. The total intrinsic value of options exercised during the three months ended March 31, 2015, was approximately $10,000. The intrinsic value represents the difference between the fair value of the Company’s common stock on the date of exercise and the exercise price of the stock option. Cash received from option exercises during the three months ended March 31, 2015 was approximately $1,500. No tax benefits were realized from options and other stock-based payment arrangements during these periods.

The stock-based compensation plans provide that grantees may have the right to exercise an option prior to vesting. Shares purchased upon the exercise of unvested options will be subject to the same vesting schedule as the underlying options, and are subject to repurchase at the original exercise price by the Company should the grantee discontinue providing services to the Company for any reason, prior to becoming fully vested in such shares. At March 31, 2016 and December 31, 2015, there were no shares and 168 shares of common stock, respectively, issued pursuant to the exercise of unvested options that remain unvested and subject to repurchase by the Company. The exercise of these unvested shares is not substantive and as a result, the cash paid for the exercise price is considered a deposit or prepayment of the exercise price and is recorded as a liability. The liability related to these shares was approximately $4,000 at December 31, 2015. Additionally, while the shares of common stock subject to repurchase are included in the legally issued shares, they are excluded from the calculation of outstanding shares.

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

12. Stock Plans (continued)

Restricted Stock Units

Each restricted stock unit (“RSU”) represents a contingent right to receive one share of the Company’s common stock. The RSUs outstanding at March 31, 2016 vest upon the achievement of certain product revenue, regulatory and reimbursement milestones. There is no consideration payable on the vesting of RSUs issued under the Plans. Upon vesting, the RSUs are exercised automatically and settled in shares of the Company’s common stock.

The following table summarizes information related to the RSUs and activity during the three months ended March 31, 2016:

	Number of Units	Weighted- Average Contractual Life	Aggregate Intrinsic Value
		(in years)	(in thousands)
Outstanding at December 31, 2015	262,126	4.30	$278
Granted	250,000
Vested	(5,000)
Cancelled	(201,920)

Outstanding at March 31, 2016	305,206	8.90	$244

The aggregate intrinsic value at March 31, 2016 and December 31, 2015 noted in the table above represents the closing price of the Company’s common stock multiplied by the number of RSUs outstanding.

The fair value of each RSU award equals the closing price of the Company’s common stock on the date of grant. The weighted-average grant date fair value per share of RSUs granted in the three months ended March 31, 2016 was $0.80. No RSUs were granted in the three months ended March 31, 2015 that were not subject to shareholder approval under ASX Listing Rules.

At March 31, 2016, all of the RSUs outstanding are subject to performance-based vesting criteria as described above. For these awards, the vesting will occur upon the achievement of certain product revenue, regulatory and reimbursement milestones. When achievement of the milestone is deemed probable, the Company expenses the compensation of the respective stock award over the implicit service period. During the three months ended March 31, 2016, the Company did not recognize any stock-based compensation for RSUs subject to performance-based vesting criteria. During the three months ended March 31, 2015, the Company determined that a milestone previously deemed probable was now not probable of being achieved prior to the expiration of the award. This change in estimate was recognized through a cumulative adjustment in the three months ended March 31, 2015, resulting in a reduction of stock-based compensation of approximately $0.3 million, all of which was previously recognized in the year ended December 31, 2014.

During the three months ended March 31, 2016, the cancellation of RSUs having service-based vesting resulted in a reduction of stock-based compensation of approximately $0.1 million, all of which was previously recognized. During the three months ended March 31, 2015, the Company recognized stock-based compensation related to RSUs having service-based vesting of approximately $0.1 million.

At March 31, 2016, no RSUs that have performance-based vesting criteria are considered probable of achievement and there remains approximately $0.4 million, net of estimated forfeitures, of unrecognized stock-based compensation.

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

At March 31, 2016, long-lived assets, comprised of property and equipment, of approximately $0.3 million are all held in the U.S.

Product sales by geographic location for the three months ended March 31, 2016 and 2015 are listed in the table below (in thousands):

	Three Months Ended March 31,
	2016	2015
Europe	$142	$441
Middle East	43	101
South America	—	30
Asia Pacific	24	44

Total Revenue	$209	$616

Major Customers

For the three months ended March 31, 2016, one health care provider accounted for approximately 10% of the Company’s revenue, one distributor accounted for approximately 15%, a second distributor accounted for approximately 14%, and a third distributor accounted for approximately 12%. For the three months ended March 31, 2015, two distributors accounted for approximately 24% and 12%, respectively, of the Company’s revenue. No other customer accounted for greater than 10% of the Company’s revenue during the three months ended March 31, 2016 and 2015.

14. Subsequent Events

On May 4, 2016, the Company entered into a consulting agreement pursuant to which the consulting firm will provide strategic advisory, finance, accounting, human resources and administrative functions, including chief financial officer services, to the Company. The consulting agreement has an initial term of one year and may be extended by mutual agreement of the parties. In addition, the Company granted the consulting firm warrants to purchase up to 28,532 shares of the Company’s common stock at an exercise price per share equal to $0.64. The warrants vest on a monthly basis over two years in equal monthly increments.

On May 10, 2016, the Company announced that it is reducing headcount by approximately 30% as part of its previously announced efforts to restructure its expenses in order to extend its cash runway. The Company estimates that it will incur aggregate charges in connection with its reduction in workforce of approximately $250,000 for employee severance and benefit costs. The Company will record this amount as a restructuring charge in the second quarter ending June 30, 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2015 included in our Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve significant risks, uncertainties and assumptions. As a result of many factors, such as those set forth under “Risk Factors” in Item 1A. of our Annual Report on Form 10-K which are incorporated herein by reference, our actual results may differ materially from the results described in or implied by the forward-looking statements described in the following discussion and analysis.

Overview

We are a medical device company headquartered in Lexington, Massachusetts, which is dedicated to restoring health and improving quality of life through the design and application of device and disease management solutions for treatment of metabolic disease. Our vision is to make our first product, EndoBarrier Therapy, a valued treatment option for patients with type 2 diabetes and obesity by restoring healthier blood sugar levels and reducing body weight. EndoBarrier, the first endoscopically-delivered device therapy approved for the treatment of obese type 2 diabetes with BMI > 30 kg/m2, or obese patients with BMI > 30 kg/m2 with > 1 comorbidities, or obese patients with BMI >35 kg/m2. EndoBarrier is the only proven, incision-free, nonanatomy altering solution designed to specifically mimic the duodenal-jejunal exclusion created by gastric bypass surgery. We have commercially launched EndoBarrier which is approved and commercially available in multiple countries outside the U.S.

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

In the U.S., we commenced enrollment of patients in our pivotal trial of EndoBarrier Therapy, the ENDO Trial, in 2013. The multi-center, randomized, double-blinded study planned to enroll 500 patients with uncontrolled type 2 diabetes and obesity at 25 sites in the U.S. The primary endpoint was improvement in diabetes control as measured by HbA1c levels. On March 5, 2015, at the recommendation of the Food and Drug Administration, or FDA, as a result of the higher than anticipated incidence of hepatic abscess, a bacterial infection of the liver, we stopped enrollment in the ENDO Trial, although monitoring and data collection of patients then enrolled in the ENDO Trial continued.

On July 30, 2015, we announced our decision to stop the ENDO Trial. The decision followed discussions with the FDA regarding resumption of ENDO Trial enrollment, which despite collaborative efforts by both parties were unable to yield a feasible path forward for the mitigation of a higher than anticipated incidence of hepatic abscess. We concluded that stopping the ENDO Trial was in the best interest of all stakeholders. With seven cases of hepatic abscess in the ENDO Trial, the incidence rate was approximately 3.5%, which exceeded a previously established safety threshold of 2%. To date, 39 cases of hepatic abscess have occurred in the ~3,600 commercial shipments worldwide and our clinical trials, with seven of these occurring in patients who participated in the ENDO Trial. This represents a cumulative hepatic abscess rate of < 1.1%.

On August 21, 2015, we announced that we were reducing headcount by approximately 46% as part of our efforts to restructure our business and expenses in response to stopping the ENDO Trial and to ensure sufficient cash remains available for us to establish new priorities, continue limited market development and research, and to evaluate strategic options.

For financial reporting purposes, we have one reportable segment which designs, manufactures and markets medical devices for the treatment of type 2 diabetes and obesity.

To date, we have devoted substantially all of our efforts to research and development, business planning, clinical research, clinical study management, reimbursement development, product commercialization, acquiring operating assets, and raising capital. We have incurred significant operating losses since our inception in 2003. As of March 31, 2016, we had an accumulated deficit of approximately $238.5 million. We expect to incur net losses for the next several years while we close out our ENDO Trial, restructure our business and costs, establish new priorities, continue limited market development and research, and evaluate strategic options.

We have raised net proceeds of approximately $231.5 million through sales of our equity. We generated approximately $75.7 million in proceeds, net of expenses, through the sale of convertible preferred stock to a number of U.S. venture capital firms, two global medical device manufacturers and individuals. In September 2011, we raised approximately $72.5 million, net of expenses and repayment of $6.0 million of Convertible Term Promissory Notes, in our initial public offering, or IPO, in Australia and simultaneous private placement of CHESS Depositary Interests, or CDIs, to accredited investors in the U.S. In July and August 2013, we raised approximately $52.5 million, net of expenses, in an offering of our CDIs to sophisticated, professional and accredited investors in Australia, the U.S. and certain other jurisdictions. In May 2014, we raised approximately $30.8 million, net of expenses, in an offering of our CDIs to sophisticated, professional and accredited investors in Australia, Hong Kong, the United Kingdom and certain other jurisdictions. In connection with the IPO, all of our existing shares of preferred stock were converted into common stock.

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

During the three months ended March 31, 2016, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K.

Results of Operations

The following is a description of significant components of our operations, including significant trends and uncertainties that we believe are important to an understanding of our business and results of operations.

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Revenue	$209	$616
Cost of revenue	353	886

Gross loss	(144)	(270)
Operating expenses:
Research and development	850	5,646
Sales and marketing	664	1,660
General and administrative	1,807	2,294

Total operating expenses	3,321	9,600

Loss from operations	(3,465)	(9,870)
Other income (expense):
Interest income	14	30
Foreign exchange gain (loss)	17	(493)
Remeasurement of warrant liability	—	(2)

Other income (expense), net	31	(465)

Loss before income tax expense	(3,434)	(10,335)
Income tax expense	4	14

Net loss	$(3,438)	$(10,349)

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Revenue	$209	$616	$(407)	(66.1)%
Cost of revenue	353	886	(533)	(60.2)%

Gross loss	$(144)	$(270)	$126	(46.7)%

Revenue. The decrease in revenue of approximately $0.4 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to decreased unit volume across all markets. Revenue decreased approximately 68%, 57% and 47% and 100% in Europe, the Middle East, and the Asia Pacific region, respectively. During the three months ended March 31, 2016, there was no revenue from South America.

We believe the following factors adversely affected our commercial activities for the three months ended March 31, 2016:

•	the stopping of the ENDO Trial;

•	the regulatory-related questions arising out of our decision to stop the ENDO Trial; and

•	our decision, as part of our reorganization efforts, to focus sales activity on a limited number of markets while disengaging from others.

In the near-term, we intend to focus commercialization efforts on strategic centers while continuing to support efforts in collecting additional clinical evidence via the numerous ongoing investigator-initiated studies around the world, many of which are randomized controlled trials. We will also continue to work to secure reimbursement in our target markets. We believe that the collection of additional data via patient registries is important to help support the attainment of reimbursement, but will likely adversely affect our commercial operations as it may limit commercial expansion.

Cost of Revenue. Cost of revenue decreased by approximately $0.5 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The decrease in cost of revenue resulted from an approximately $0.3 million from a decrease in sales volume, approximately $0.1 million of a decrease in personnel related expenses and a decrease of approximately $0.1 million in the expense for excess, expired and obsolete inventory.

Gross loss decreased by approximately $0.1 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 for the reasons discussed above. We expect that our gross margin will vary, and may vary significantly, quarter to quarter and year to year due to our current stage of commercial development and future plans. Specifically, factors such as our intention to focus on strategic centers and securing reimbursement in our target markets, our planned transition of production to a third-party manufacturer, changes in volume of inventory production, and overall economies of scale may result in variability in our gross margin.

Operating Expenses

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Research and development expense	$850	$5,646	$(4,796)	(84.9)%
Sales and marketing expense	664	1,660	(996)	(60.0)%
General and administrative expense	1,807	2,294	(487)	(21.2)%

Total operating expenses	$3,321	$9,600	$(6,279)	(65.4)%

Research and Development Expense. The decrease in research and development expense of approximately $4.8 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to a decrease of approximately $3.2 million in clinical trial and other clinical study related expenses, primarily third-party expenses related to the ENDO Trial, and a decrease of approximately $1.3 million in compensation and employee related expenses, including approximately $0.2 million in lower stock-based compensation expense, due to decreases in headcount. The decrease in clinical trial and other clinical study related expenses included a correction of an error which decreased research and development expense approximately $0.4 million in the three months ended March 31, 2016 (see Note 2 to the condensed consolidated financial statements).

We expect research and development expense to decrease in the near-term as we complete the final documentation of the ENDO Trial and complete the reconciliation of ENDO Trial related expenses with the participating sites. Though we expect to implement a more efficient cost structure in order to extend our cash runway, it may be partially offset by the costs associated with rebuilding the research and development management team and improving our regulatory relationships.

Sales and Marketing Expense. The decrease in sales and marketing expense of approximately $1.0 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily the result of a decrease of approximately $0.6 million in compensation and employee related expenses, including approximately $0.1 million in lower stock-based compensation expense, due to decreases in headcount, as well as a decrease of approximately $0.2 million in marketing related activities and a decrease of approximately $0.2 million of consulting and professional fees to support our commercialization efforts.

General and Administrative Expense. The decrease in general and administrative expense of approximately $0.5 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily a result of decreased compensation and employee related expenses of approximately $0.3 million as a result of headcount reductions, including approximately $0.1 million in lower stock-based compensation expense, as well as an approximately $0.1 million decrease in consulting, professional services and expenses related to being a public company.

Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Other income (expense):
Interest income	$14	$30	$(16)	(53.3)%
Foreign exchange gain (loss)	17	(493)	510	103.4%
Remeasurement of warrant liability	—	(2)	2	100.0%

Total other income (expense), net	$31	$(465)	$496	106.7%

Interest Income. The decrease in interest income of approximately $17,000 for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to decreases in average cash and cash equivalents balances.

Foreign Exchange Gain (Loss). The change from a loss of approximately $0.5 million for the three months ended March 31, 2015 to a gain of approximately $17,000 for the three months ended March 31, 2016 for foreign exchange was the result of a strengthening U.S. dollar and large average foreign currency balances in the three months ended March 31, 2015 compared to significantly lower average foreign currency balances in the three months ended March 31, 2016.

Remeasurement of Warrant Liability. The change in the remeasurement of warrant liability was due to a decrease in the fair value of the warrants issued in connection with our IPO.

Liquidity and Capital Resources

We have incurred losses since our inception in March 2003 and, as of March 31, 2016, we had an accumulated deficit of approximately $238.5 million. We have financed our operations from a combination of sales of equity securities and issuances of convertible term notes. In June 2011, we generated approximately $6.0 million in net proceeds from the issuance of our Convertible Term Promissory Notes. In September 2011, we generated approximately $72.5 million in proceeds, net of expenses and repayment of $6.0 million of Convertible Term Promissory Notes, from our IPO in Australia and simultaneous private placement in the U.S. In July and August 2013, we generated approximately $52.5 million in proceeds, net of expenses, from a private placement and share purchase plan of our CDIs. In May 2014, we generated approximately $30.8 million in proceeds, net of expenses, from a private placement of our CDIs. As of March 31, 2016, we had approximately $15.8 million of cash, cash equivalents and restricted cash.

During the three months ended March 31, 2016, our cash and cash equivalents balance decreased by approximately $4.0 million as a result of funds utilized to support our operations and to cash collateralize our standby letter of credit. We made payments related to, among other things, research and development, sales and marketing, and general and administrative expenses as we continued to commercialize EndoBarrier and close out our ENDO Trial.

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(3,811)	$(11,052)
Investing activities	(146)	(125)
Financing activities	(1)	2

Net decrease in cash and cash equivalents	$(3,958)	$(11,175)

Cash Flows From Operating Activities

Net cash used in operating activities totaled approximately $3.8 million for the three months ended March 31, 2016. The primary uses of cash were:

•	to fund our net loss of approximately $3.4 million;

•	a net negative adjustment to cash flow from changes in working capital of approximately $0.8 million resulting primarily from decreases in accounts payable and accrued expenses, partially offset by a decrease in inventory; and

•	a net positive adjustment to cash flow from non-cash items of approximately $0.4 million, primarily from stock-based compensation of approximately $0.3 million and depreciation and amortization of approximately $0.1 million.

As we restructure our costs by reducing expenses, we expect our cash used in operating activities to decrease during the year ending December 31, 2016.

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

Cash Flows From Investing Activities

Cash used in investing activities for the three months ended March 31, 2016 totaled approximately $0.1 million and primarily resulted from the change in restricted due to collateralizing our standby letter of credit.

Cash used in investing activities for the three months ended March 31, 2015 totaled approximately $0.1 million and resulted from the purchase of property and equipment.

Cash Flows From Financing Activities

Cash used in financing activities for the three months ended March 31, 2016 was approximately $1,000 and consisted of payments on our capital lease.

Cash provided by financing activities for the three months ended March 31, 2015 was approximately $2,000 and resulted from proceeds received upon the exercise of stock options.

Funding Requirements

As of March 31, 2016, our primary source of liquidity was our cash, cash equivalents and restricted cash of approximately $15.8 million. Based on our decision to stop the ENDO Trial, we continue to evaluate which markets are appropriate to continue pursuing reimbursement, market awareness and general market development efforts, and continue to restructure our business and costs, establish new priorities, continue limited research, and evaluate strategic options. As a result, we expect to incur significant operating losses for the next several years. We do not expect our current cash balances will be sufficient to enable us to conduct an additional clinical trial for the purpose of seeking regulatory approval from the FDA and complete development of an improved EndoBarrier for its current use and potential new indications. We are restructuring our costs and will need to raise additional funds in order to implement our new business objectives and to continue to fund our operations in 2017. These factors raise substantial doubt about our ability to continue as a going concern. We may seek to raise additional funds through any combination of collaborative arrangements, strategic alliances, and additional equity and debt financings or from other sources. There can be no assurance that any such financing opportunities will be available on acceptable terms, if at all. If we are unable to raise capital when needed, we could be forced to significantly delay or discontinue research and development activities and further commercialization of EndoBarrier, which could have a material adverse effect on our business, financial condition and results of operations. In addition, we could be required to cease operations if we are unable to raise capital when needed

Our forecast of the period of time through which our financial resources will be adequate to support our operations are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the “Risk Factors” in Item 1A. of our Annual Report on Form 10-K which is incorporated herein by reference. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Due to the numerous risks and uncertainties associated with the development and commercialization of EndoBarrier, we are unable to estimate precisely the amounts of capital outlays and operating expenditures necessary to complete the development of, and to obtain regulatory approval for, EndoBarrier (other than in select markets in Europe, South America, the Middle East and the Asia Pacific region) for the U.S. and other markets for which we believe EndoBarrier is suited. Our funding requirements will depend on many factors, including, but not limited to, the following:

•	the rate of progress and cost of our commercialization activities;

•	the expenses we incur in marketing and selling EndoBarrier;

•	the timing and decisions of payer organizations related to reimbursement;

•	the revenue generated by sales of EndoBarrier;

•	the product performance from a safety and efficacy standpoint in addressing diabetes and obesity;

•	the success of our investment in our manufacturing and supply chain infrastructure;

•	the time and costs involved in obtaining regulatory approvals for EndoBarrier in new markets;

•	the success of our research and development efforts;

•	the costs associated with stopping the ENDO Trial;

•	the costs associated with any additional clinical trial(s) required in the U.S.;

•	the ability to ship CE marked products;

•	the emergence of competing or complementary developments; and

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commitments” in our Annual Report on Form 10-K.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). This new standard gives a company’s management the final responsibilities to decide whether there is substantial doubt about the company’s ability to continue as a going concern and to provide related footnote disclosures. The standard provides guidance to management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that companies commonly provide in their footnotes. Under the new standard, management must decide whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the company’s ability to continue as a going concern within one year after the date that the financial statements are issued, or within one year after the date that the financial statements are available to be issued when applicable. This guidance is effective for annual reporting beginning after December 15, 2016, and interim periods thereafter, with early application permitted. We do not expect that the adoption of ASU 2014-15 will have a material impact on our financial position, results of operations or cash flows, but may require further disclosure in our financial statements once adopted.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires that lessees recognize in the statement of financial position for all leases (with the exception of short-term leases) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset representing the lessee’s right to use the underlying asset for the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees may not apply a full retrospective transition approach. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 will simplify the income tax consequences, accounting for forfeitures and classification on the statements of consolidated cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. We are currently evaluating the potential impact that ASU 2016-09 may have on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We develop, manufacture and sell EndoBarrier globally and our earnings and cash flows are exposed to market risk from changes in currency exchange rates and interest rates.

Interest Rate Sensitivity

Our cash, cash equivalents and restricted cash of approximately $15.8 million at March 31, 2016, consisted of cash and money market funds, all of which will be used for working capital purposes. We do not enter into investments for trading or speculative purposes. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the U.S. and Australia. Because of the short-term nature of our cash, cash equivalents and restricted cash, we do not believe that we have any material exposure to changes in their fair values as a result of changes in interest rates. The continuation of historically low interest rates in the U.S. will limit our earnings on investments held in U.S. dollars.

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

We generate a significant portion of our revenue and collect receivables in foreign currencies. Fluctuations in the exchange rate of the U.S. dollar against major foreign currencies, including the euro, British Pound and Australian dollar, can result in foreign currency exchange gains and losses that may significantly impact our financial results. These foreign currency transaction and translation gains and losses are presented as a separate line item in our condensed consolidated statements of operations and comprehensive loss. Continued fluctuation of these exchange rates could result in financial results that are not comparable from quarter to quarter. We do not currently utilize foreign currency contracts to mitigate the gains and losses generated by the re-measurement of non-functional currency assets and liabilities but do hold cash reserves in currencies in which those reserves are anticipated to be expended.

All of the proceeds from our 2011, 2013 and 2014 offerings were denominated in Australian dollars and as of March 31, 2016, we held the equivalent of approximately US$0.1 million denominated in Australian dollars and approximately US$0.4 million denominated in euros. Accordingly, we have had and will continue to have exposure to foreign currency exchange rate fluctuations. A change of 10% or more in foreign currency exchange rates of the Australian dollar or the euro would not have a material impact on our financial position and results of operations.

Effects of Inflation

We do not believe that inflation and changing prices over the three months ended March 31, 2016 and 2015 had a significant impact on our results of operations.

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

Changes in Internal Control

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded no such changes during the quarter ended March 31, 2016 materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

GI Dynamics, Inc.

Date: May 13, 2016	By:	/s/ SCOTT W. SCHORER
Scott W. Schorer
President and Chief Executive Officer (principal executive officer)

Date: May 13, 2016	By:	/s/ ROBERT SOLOMON
Robert Solomon
Vice President, Finance (principal financial officer and accounting officer)

EXHIBIT INDEX

Exhibit No:	Description

3.1.1	Certificate of Incorporation of GI Dynamics, Inc. incorporated by reference to Exhibit 3.1 of GI Dynamics, Inc.’s registration statement on Form 10, filed with the SEC on April 30, 2014

3.1.2	Certificate of Amendment to the Restated Certificate of Incorporation of GI Dynamics, Inc. incorporated by reference to Exhibit 3.1 of GI Dynamics, Inc.’s Current Report on Form 8-K, filed with the SEC on April 9, 2015

3.2	Bylaws of GI Dynamics, Inc. incorporated by reference to Exhibit 3.2 of GI Dynamics, Inc.’s registration statement on Form 10, filed with the SEC on April 30, 2014

10.1†	Letter of Employment, dated March 23, 2016, between GI Dynamics, Inc. and Scott Schorer incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Current Report on Form 8-K, filed with the SEC on March 24, 2016

10.2†	Consulting Agreement, dated May 4, 2016, between GI Dynamics, Inc. and Danforth Advisors, LLC incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Current Report on Form 8-K, filed with the SEC on May 6, 2016

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act

32.1‡	Certification of Chief Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.2‡	Certification of Chief Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Database

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
‡	Furnished herewith.
†	Management contract or compensatory arrangement.