Form 10-Q
period 2016-06-30
GI DYNAMICS, INC.
filed 2016-08-10
CIK 1245791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 1, 2016 there were 9,510,557 shares of common stock outstanding.

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

FOR THE QUARTER ENDED JUNE 30, 2016

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GI Dynamics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$12,254	$19,590
Restricted cash	150	—
Accounts receivable, net	22	40
Inventory	504	1,025
Prepaid expenses and other current assets	487	726

Total current assets	13,417	21,381
Property and equipment, net	95	401

Total assets	$13,512	$21,782

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$435	$435
Accrued expenses	1,518	2,810
Other current liabilities	97	276

Total current liabilities	2,050	3,521
Other liabilities	19	3
Commitments (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value – 500,000 shares authorized; no shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value – 13,000,000 shares authorized; 9,510,557 shares issued and outstanding at June 30, 2016 and 9,505,557 shares issued and 9,505,389 shares outstanding at December 31, 2015	95	95
Class B common stock, $0.01 par value – 1,000,000 shares authorized; no shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Additional paid-in capital	253,763	253,250
Accumulated deficit	(242,415)	(235,087)

Total stockholders’ equity	11,443	18,258

Total liabilities and stockholders’ equity	$13,512	$21,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

GI Dynamics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$132	$310	$341	$926
Cost of revenue	637	2,012	990	2,898

Gross loss	(505)	(1,702)	(649)	(1,972)
Operating expenses:
Research and development	1,181	4,631	2,031	10,277
Sales and marketing	610	1,482	1,274	3,142
General and administrative	1,559	2,437	3,366	4,731

Total operating expenses	3,350	8,550	6,671	18,150

Loss from operations	(3,855)	(10,252)	(7,320)	(20,122)
Other income (expense):
Interest income	13	24	27	54
Interest expense	0	—	0	—
Foreign exchange gain (loss)	(14)	28	3	(465)
Remeasurement of warrant liability	(17)	(8)	(17)	(10)

Other income (expense), net	(18)	44	13	(421)

Loss before income tax expense	(3,873)	(10,208)	(7,307)	(20,543)
Income tax expense	17	26	21	40

Net loss	$(3,890)	$(10,234)	$(7,328)	$(20,583)

Basic and diluted net loss per common share	$(0.41)	$(1.08)	$(0.77)	$(2.17)

Weighted-average number of common shares used in basic and diluted net loss per common share	9,510,557	9,481,171	9,508,296	9,481,099
Comprehensive loss	$(3,890)	$(10,234)	$(7,328)	$(20,583)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GI Dynamics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net loss	$(7,328)	$(20,583)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	155	312
Stock-based compensation expense	508	1,613
Remeasurement of warrant liability	17	10
Impairment loss on fixed assets	145	—
Change in inventory reserve	(191)	1,487
Gain on sale of property and equipment	2	—
Changes in operating assets and liabilities:
Accounts receivable	18	187
Prepaid expenses and other current assets	239	160
Inventory	712	776
Accounts payable	—	312
Accrued expenses	(1,384)	(2,111)
Other current liabilities	(82)	(367)

Net cash used in operating activities	(7,189)	(18,204)
Investing activities
Change in restricted cash	(150)	—
Purchases of property and equipment	—	(169)
Proceeds from sale of property and equipment	4	—

Net cash used in investing activities	(146)	(169)
Financing activities
Proceeds from exercise of stock options	—	2
Payments on capital lease	(1)	(1)

Net cash (used in) provided by financing activities	(1)	1

Net decrease in cash and cash equivalents	(7,336)	(18,372)
Cash and cash equivalents at beginning of period	19,590	51,191

Cash and cash equivalents at end of period	$12,254	$32,819

Supplemental cash flow disclosures
Income taxes paid	$19	$52
Equipment acquired under capital lease	$—	$8

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

On May 10, 2016, the Company announced that it was reducing headcount by approximately 30% as part of its previously announced efforts to restructure its expenses in order to extend its cash runway.

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

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

1. Nature of Business (continued)

The Company has incurred operating losses since inception and at June 30, 2016, had an accumulated deficit of approximately $242.4 million. Based on the Company’s decision to stop the ENDO Trial, it continues to evaluate which markets are appropriate to continue pursuing reimbursement, market awareness and general market development efforts, and continues to restructure its business and costs, establish new priorities, continue limited research, and evaluate strategic options. As a result, the Company expects to incur significant operating losses for the next several years. At June 30, 2016, the Company had approximately $12.4 million in cash, cash equivalents and restricted cash. The Company does not expect its current cash balances will be sufficient to enable it to conduct an additional clinical trial for the purpose of seeking regulatory approval from the FDA and complete development of an improved EndoBarrier for its current use and potential new indications. The Company is restructuring its costs and will need to raise additional funds in order to implement its new business objectives and to continue to fund its operations in 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company may seek to raise additional funds through any combination of collaborative arrangements, strategic alliances, and additional equity and debt financings or from other sources. There can be no assurance that any such financing opportunities will be available on acceptable terms, if at all. If the Company is unable to raise capital when needed, it could be forced to significantly delay or discontinue research and development activities and further commercialization of EndoBarrier, which could have a material adverse effect on its business, financial condition and results of operations. In addition, the Company could be required to cease operations if it is unable to raise capital when needed.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The condensed consolidated financial statements as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016, and 2015 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

2. Summary of Significant Accounting Policies and Basis of Presentation

The accompanying condensed consolidated financial statements and the related disclosures as of June 30, 2016, and for the three and six months ended June 30, 2016 and 2015, are unaudited and have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K (“Form 10-K”), filed with the SEC on March 30, 2016. The December 31, 2015 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP for complete financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position as of June 30, 2016, results of its operations for the three and six months ended June 30, 2016 and 2015, and its cash flows for the six months ended June, 2016 and 2015. The interim results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The Company’s significant accounting policies are as described in Note 2, Summary of Significant Accounting Policies and Basis of Presentation, in the Company’s Form 10-K.

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

2. Summary of Significant Accounting Policies and Basis of Presentation (continued)

Error Correction

During the six months ended June 30, 2016, the Company recorded an out-of-period adjustment reducing the accrual for clinical trial related expenses and research and development expense by approximately $0.4 million. The adjustment corrected an error in the calculation of certain accrued expenses related to the Company’s ENDO Trial during the fourth quarter of 2015. The Company evaluated the materiality of the error from a qualitative and quantitative perspective as required by authoritative guidance and does not believe that the amount is material to any prior period financial statements, and the impact of correcting the error in the six months ended June 30, 2016 is not material to those financial statements. As a result, the Company has not restated any prior period amounts.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of GI Dynamics, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company’s management evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, inventory valuation including reserves for excess and obsolete inventory, impairment of long-lived assets, income taxes including the valuation allowance for deferred tax assets, research and development, contingencies, stock-based compensation, going concern considerations, and warrant valuations. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

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

As of June 30, 2016 and December 31, 2015, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible. As a result, no related reserves have been established.

Restricted Cash

Restricted balances of cash, which are shown under current financial assets as restricted funds, relate to funds set aside to secure a letter of credit to the lessor in lieu of a rental deposit for the property at 25 Hartwell Avenue, Lexington MA. The current/non-current classification is based on the expected timing of the expiration of the lease.

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

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

3. Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Potential common stock equivalents are determined using the treasury stock method. For diluted net loss per share purposes, the Company excludes stock options and other stock-based awards, including shares issued as a result of option exercises but which are subject to repurchase by the Company, whose effect would be anti-dilutive from the calculation. During the three and six months ended June 30, 2016 and 2015, common stock equivalents were excluded from the calculation of diluted net loss per common share, as their effect was anti-dilutive due to the net loss incurred. Therefore, basic and diluted net loss per share was the same in all periods presented.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding as of June 30, 2016 and 2015, as they would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Warrants to purchase common stock	78,532	50,000	78,532	50,000
Options to purchase common stock and other stock-based awards	1,034,070	1,506,880	1,034,070	1,506,880

	1,112,602	1,556,880	1,112,602	1,556,880

4. Common Stock Warrants

In connection with the Company’s initial public offering (“IPO”) in September 2011, the Company issued warrants (“IPO Warrants”) in an aggregate amount of 50,000 shares of common stock at an exercise price of A$55.00 per share to the lead manager of the IPO and certain other investors. The IPO Warrants will expire on the fifth anniversary of their date of grant. The IPO Warrants may be converted on a cashless basis at the option of the holder. The Company has reserved 50,000 shares of common stock related to the IPO Warrants. As of June 30, 2016, no IPO Warrants had been exercised.

On May 4, 2016, the Company entered into a consulting agreement pursuant to which the consulting firm will provide strategic advisory, finance, accounting, human resources and administrative functions, including chief financial officer services, to the Company. In connection with the consulting agreement, the Company granted the consulting firm a warrant (“Consultant Warrant,” together with the IPO Warrants, the “Warrants”) to purchase up to 28,532 shares of the Company’s common stock at an exercise price per share equal to $0.64. The Consultant Warrant vests on a monthly basis over two years and has a term of five years. The Company has reserved 28,532 shares of common stock related to the Consultant Warrant. As of June 30, 2016, no Consultant Warrants had been exercised.

The Company accounts for the Warrants under Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”). In accordance with the guidance included in ASC 815, because the Company’s functional currency is the U.S. dollar and the exercise price of the IPO Warrants is in Australian dollars, the Company is exposed to currency exchange risk related to the IPO Warrants. As a result, the IPO Warrants are not considered indexed to the Company’s own stock, and therefore, the IPO Warrants are classified as a liability. The Consultant Warrant contains a cashless exercise provision which meets the net settlement criteria of ASC 815 and is therefore considered a derivative and is classified as a liability.

Because the Warrants are classified as liabilities, the fair value of the Warrants must be remeasured at each reporting period. At the time the Warrants were issued, the Company estimated the fair value of the Warrants using the Black-Scholes option pricing model. The Company remeasures the fair value of the Warrants at each reporting period using current assumptions, and in the case of the IPO Warrants the current foreign exchange rates, with changes in value recorded as other income or expense (Note 5).

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

5. Fair Value of Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, requiring the Company to develop its own assumptions for the asset or liability.

The following tables present the assets and liabilities the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (included in cash, cash equivalents and restricted cash)	$9,881	$9,881	$—	$—

Total assets	$9,881	$9,881	$—	$—

Liabilities
Warrants to purchase common stock (included in other liabilities)	$17	$—	$—	$17

Total liabilities	$17	$—	$—	$17

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$17,207	$17,207	$—	$—

Total assets	$17,207	$17,207	$—	$—

Liabilities
Warrants to purchase common stock (included in other liabilities)	$—	$—	$—	$—

Total liabilities	$—	$—	$—	$—

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

5. Fair Value of Financial Instruments (continued)

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the IPO Warrants at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015
Exercise price (A$55.00 at the then current exchange rate)	$40.84	$40.18
Fair value of common stock	$0.89	$1.06
Expected volatility	128.4%	165.6%
Expected term (in years)	0.2	0.7
Risk-free interest rate	0.2%	0.5%
Expected dividend yield	—%	—%

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the Consultant Warrant at the time the Consultant Warrant was issued and at June 30, 2016 were as follows:

	At Issuance	June 30, 2016
Exercise price	$0.64	$0.64
Fair value of common stock	$0.64	$0.89
Expected volatility	74.1%	76.8%
Expected term (in years)	5.0	4.9
Risk-free interest rate	1.2%	1.0%
Expected dividend yield	—%	—%

The following table rolls forward the fair value of the Warrants, where fair value is determined by Level 3 inputs (in thousands):

Balance at December 31, 2015	$—
Issuance of Consultant Warrant	11
Increase in fair value of Warrants upon remeasurement included in other income (expense)	6

Balance at June 30, 2016	$17

Cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities at June 30, 2016 and December 31, 2015 are carried at amounts that approximate fair value due to their short-term maturities and highly liquid nature of these instruments.

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

At June 30, 2016, one distributor accounted for approximately 44% of the Company’s accounts receivable and one customer accounted for approximately 46% of the outstanding receivables. At December 31, 2015, one health care provider accounted for approximately 15% of the Company’s accounts receivable, two health care providers accounted for approximately 11% each and a fourth health care provider accounted for approximately 10%. No other customer accounted for greater than 10% of the Company’s accounts receivable at June 30, 2016 and December 31, 2015.

The Company grants credit to customers in the normal course of business but generally does not require collateral or any other security to support its receivables. The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices not individually reviewed. Amounts determined to be uncollectible are written off against this reserve. In the three and six months ended June 30, 2015, the Company did not write-off any uncollectible accounts receivable. In the second quarter ending June 30, 2016 the Company wrote off approximately $48,000 in accounts receivable against the bad debt reserve. There were no adjustments against the reserve to write off accounts receivable in the first quarter ending March 31, 2016. As of June 30, 2016 and December 31, 2015, the Company believes its allowance for doubtful accounts of approximately $12,000 and $59,000, respectively, is adequate based on its review.

In certain circumstances the Company allows customers to return defective or nonconforming products for credit or replacement products. Defective or nonconforming products typically include those products that resulted in an unsuccessful implant procedure. The Company records an estimate for product returns based upon historical trends. The associated reserve for product returns is recorded as a reduction of the Company’s accounts receivable. As of June 30, 2016 and December 31, 2015, the Company believes its allowance for sales returns of approximately $14,000 and $22,000, respectively, is adequate based on its review.

The following table shows the components of the Company’s accounts receivable at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Accounts receivable	$48	$121
Less: allowance for doubtful accounts	(12)	(59)
Less: allowance for sales returns	(14)	(22)

Total	$22	$40

The following is a roll forward of the Company’s allowance for doubtful accounts (in thousands):

	Six Months Ended June 30,
	2016	2015
Beginning balance	$59	$41
Net charges to expenses	1	73
Utilization of allowances	(48)	—

Ending balance	$12	$114

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

In 2015, the Company performed an analysis of its inventory on hand and due to current evidence that the utility of certain amounts of its inventory as it was expected to be used will be less than its cost recorded an approximately $3.2 million charge for excess, expired and obsolete inventory. Factors contributing to the inventory write-down included: the effect that the ENDO Trial enrollment hold and subsequent stopping of the ENDO Trial had on commercial activity and the Company’s inventory levels, the expected timing of third-party payer reimbursement in its commercial markets, its conclusion that certain inventory will not be used for sales inside or outside the U.S. and the historical accuracy of its demand forecasts. As of June 30, 2016 and December 31, 2015, the Company has reserves totaling approximately $4.8 million and $5.0 million, respectively for excess, expired and obsolete inventory. The Company continues to review any evidence that may indicate that the utility of additional amounts of inventory, as it was expected to be used, will be less than cost.

Inventory, net, at June 30, 2016 and December 31, 2015 was as follows (in thousands):

	June 30, 2016	December 31, 2015
Finished goods	$504	$391
Work-in-process	—	605
Raw materials	—	29

Total	$504	$1,025

The Company has entered into consignment arrangements in which the Company delivers product to the customer but retains title to the product until it is implanted or otherwise consumed. At June 30, 2016 and December 31, 2015, approximately 6 % of the finished goods inventory was at customer locations pursuant to these arrangements.

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

8. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Laboratory equipment and manufacturing equipment	$339	$457
Computer equipment and software	1,116	1,118
Office furniture and equipment	175	229
Leasehold improvements	—	848

	1,631	2,652
Less accumulated depreciation and amortization	(1,536)	(2,251)

Total	$95	$401

The Company plans to leave its facility in Lexington Massachusetts in the 3rd quarter of 2016. As a result, in June 2015 the Company recognized a charge for impaired property and equipment related to the facility as follows for the three and six months ended June 30, 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenue	$24	$—	$24	$—
Research and development	79	—	74	—
Sales and marketing	—	—	—	—
General and administrative	42	—	42	—

	$145	$—	$145	$—

In January 2015, the Company entered into a capital lease for certain office equipment. As of June 30, 2016, the Company had approximately $8,000 of assets under capital leases with an accumulated amortization balance of approximately $3,400.

Depreciation and amortization expense of property and equipment, including equipment recorded under capital leases, totaled approximately $0.1 and $0.1 million for the three months ended June 30, 2016 and 2015, respectively. Depreciation and amortization expense of property and equipment, including equipment recorded under capital leases, totaled approximately $0.2 and $0.3 million for the six months ended June 30, 2016 and 2015, respectively.

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Clinical trials	$395	$1,809
Payroll and related liabilities	543	501
Professional fees	425	454
Deferred rent, current portion	86	168
Other	166	154

Total	$1,615	$3,086

Included in payroll and related liabilities at December 31, 2015, were approximately $0.1 million of separation related expenses which were paid in the six months ended June 30, 2016.

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

In June 2016, the Company entered into a noncancelable agreement to lease approximately 4,200 square feet of office and laboratory space in Boston, Massachusetts. The lease commenced in June 2016 and expires in April 2018. Rent during the term is $11,900 per month.

In March 2012, the Company’s subsidiary, GID Germany GmbH, entered into a noncancelable operating lease for office space in Dusseldorf, Germany. The lease was renewed in September 2013 and again in January 2015. In April 2016 this lease expired and the Company vacated this space.

Rent expense on noncancelable operating leases was approximately $0.1 million for each of the three-month periods ended June 30, 2016 and 2015, respectively. Rent expense on noncancelable operating leases was approximately $0.2 million for each of the six-month periods ended June 30, 2016 and 2015, respectively.

In March 2015, the Company entered into a capital lease for certain office equipment totaling approximately $8,000. The capital lease has a three-year term and an interest rate of 14.1%.

Future minimum lease payments under all noncancelable lease arrangements at June 30, 2016, are as follows (in thousands):

Year Ending December 31,
2016	$322
2017	146
2018	48

Total	$516

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

11. Stockholders’ Equity

The authorized capital stock of the Company consists of 14,500,000 shares, of which 13,000,000 shares are designated as common stock, 1,000,000 shares are designated as Class B common stock, and 500,000 shares are designated as preferred stock.

Common Stock

The Company authorized Class B common stock in order to meet the Listing Rules of the Australian Securities Exchange (“ASX”) so far as they apply to escrowed securities. In the event that holders of common stock, who were subject to ASX-imposed escrow, breached the terms of their escrow agreement or the Listing Rules as they apply to escrowed securities, their common stock would have been automatically converted into Class B common stock until the earlier to occur of the expiration of the escrow period or the breach being rectified. The Class B common stock is identical to and ranks equally with the common stock except that Class B common stock has no voting rights and is not entitled to any dividends. No shares of common stock are currently subject to such an escrow.

12. Stock Plans

The Company has two stock-based compensation plans under which incentive stock options, nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards are available for grant to employees, directors and consultants of the Company. At June 30, 2016, there were 1,304,275 shares available for future grant under both plans.

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

Accordingly, in the first quarter of fiscal 2016, 380,222 options available for future grant were added to the 2011 Plan.

Stock-Based Compensation

Stock-based compensation is reflected in the condensed consolidated statements of operations and comprehensive loss as follows for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenue	$16	$25	$34	$47
Research and development	20	162	44	348
Sales and marketing	38	111	95	256
General and administrative	154	621	336	962

	$228	$919	$509	$1,613

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

Determining the fair value of stock-based awards using the Black-Scholes option-pricing model requires the use of highly subjective assumptions, including the expected term of the award and expected stock price volatility. The weighted-average assumptions used to estimate the fair value of employee stock options using the Black-Scholes option-pricing model were as follows for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expected volatility	69.6%	56.8%	68.9%	56.8%
Expected term (in years)	6.05	6.04	6.05	6.04
Risk-free interest rate	1.4%	1.6%	1.5%	1.6%
Expected dividend yield	—%	—%	—%	—%

The Company uses historical data to estimate forfeiture rates. The Company’s estimated forfeiture rates were 15% and 10% at June 30, 2016 and 2015, respectively.

Stock Options

The following table summarizes share-based activity under the Company’s stock option plans:

	Shares of Common Stock Attributable to Options	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2015	779,028	$23.92	7.64	$—
Granted	345,106	$0.76
Exercised	—	$—
Cancelled	(493,565)	$20.26

Outstanding at June 30, 2016	630,569	$14.11	7.12	$44

Vested or expected to vest at June 30, 2016	574,093	$15.28	6.87	$38

Exercisable at June 30, 2016	254,071	$31.73	3.39	$—

As of June 30, 2016, there was approximately $0.4 million of unrecognized stock-based compensation, net of estimated forfeitures, related to unvested stock option grants having service-based vesting under the Plans which is expected to be recognized over a weighted-average period of 3.0 years. The total unrecognized stock-based compensation cost will be adjusted for future changes in estimated forfeitures.

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

12. Stock Plans (continued)

The weighted-average grant date fair value of options granted during the three months ended June 30, 2016 and 2015 was $0.41 and $2.89, respectively, and $0.47 and $2.91 for the six months ended June 30, 2016 and 2015, respectively. No options were exercised during the three months ended June 30, 2016 and 2015. The total intrinsic value of options exercised during the six months ended June 30, 2016 and 2015, was none and approximately $10,000, respectively. The intrinsic value represents the difference between the fair value of the Company’s common stock on the date of exercise and the exercise price of the stock option. Cash received from option exercises during the six months ended June 30, 2015 was approximately $1,500. No tax benefits were realized from options and other stock-based payment arrangements during these periods.

The stock-based compensation plans provide that grantees may have the right to exercise an option prior to vesting. Shares purchased upon the exercise of unvested options will be subject to the same vesting schedule as the underlying options, and are subject to repurchase at the original exercise price by the Company should the grantee discontinue providing services to the Company for any reason, prior to becoming fully vested in such shares. At June 30, 2016 and December 31, 2015, there were no shares and 168 shares of common stock, respectively, issued pursuant to the exercise of unvested options that remain unvested and subject to repurchase by the Company. The exercise of these unvested shares is not substantive and as a result, the cash paid for the exercise price is considered a deposit or prepayment of the exercise price and is recorded as a liability. The liability related to these shares was approximately $4,000 at December 31, 2015. Additionally, while the shares of common stock subject to repurchase are included in the legally issued shares, they are excluded from the calculation of outstanding shares.

Restricted Stock Units

Each restricted stock unit (“RSU”) represents a contingent right to receive one share of the Company’s common stock. The RSUs outstanding at June 30, 2016 vest upon the achievement of certain product revenue, regulatory and reimbursement milestones. There is no consideration payable on the vesting of RSUs issued under the Plans. Upon vesting, the RSUs are exercised automatically and settled in shares of the Company’s common stock.

The following table summarizes information related to the unvested RSUs and activity during the six months ended June 30, 2016:

	Number of Units	Weighted- Average Contractual Life	Aggregate Intrinsic Value
		(in years)	(in thousands)
Outstanding at December 31, 2015	262,126	4.30	$278
Granted	392,659
Vested	(5,000)
Cancelled	(246,284)

Outstanding at June 30, 2016	403,501	9.62	$359

The aggregate intrinsic value at June 30, 2016 and December 31, 2015 noted in the table above represents the closing price of the Company’s common stock multiplied by the number of RSUs outstanding.

The fair value of each RSU award equals the closing price of the Company’s common stock on the date of grant. The weighted-average grant date fair value per share of RSUs granted in the three and six months ended June 30, 2016 was $0.66 and $0.75, respectively. The weighted average grant date fair value per share of RSUs granted during the three and six months ended June 30, 2015 was $5.39.

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

12. Stock Plans (continued)

At June 30, 2016, all of the RSUs outstanding are subject to performance-based vesting criteria as described above. For these awards, the vesting will occur upon the achievement of certain product revenue, regulatory and reimbursement milestones. When achievement of the milestone is deemed probable, the Company expenses the compensation of the respective stock award over the implicit service period. During the three and six months ended June 30, 2016, the Company did not recognize any stock-based compensation for RSUs subject to performance-based vesting criteria. During the three months ended June 30, 2015 the Company did not recognize any stock-based compensation for RSUs subject to performance-based vesting criteria. During the six months ended June 30, 2015, the Company determined that a milestone previously deemed probable was now not probable of being achieved prior to the expiration of the award. This change in estimate was recognized through a cumulative adjustment in the six months ended June 30, 2015, resulting in a reduction of stock-based compensation of approximately $0.3 million, all of which was previously recognized in the year ended December 31, 2014.

During the six months ended June 30, 2016, the cancellation of RSUs having service-based vesting resulted in a reduction of stock-based compensation of approximately $0.1 million, all of which was previously recognized. During the three and six months ended June 30, 2015, the Company recognized stock-based compensation related to RSUs having service-based vesting of approximately $0.1 million and $0.2 million, respectively.

At June 30, 2016, no RSUs that have performance-based vesting criteria are considered probable of achievement and there remains approximately $0.3 million, net of estimated forfeitures, of unrecognized stock-based compensation.

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

At June 30, 2016, long-lived assets, comprised of property and equipment, of approximately $0.1 million are all held in the U.S.

Product sales by geographic location for the three and six months ended June 30, 2016 and 2015 are listed in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Europe	$65	$242	$207	$683
Middle East	43	17	87	118
South America	—	5	—	34
Asia Pacific	24	46	47	91

Total Revenue	$132	$310	$341	$926

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

13. Segment Reporting (continued)

Major Customers

For the three months ended June 30, 2016, one health care provider accounted for approximately 18% of the Company’s revenue, and one distributor accounted for approximately 34%. For the three months ended June 30, 2015, one distributor and one health care provider each accounted for approximately 10% of the Company’s revenue. No other customer accounted for greater than 10% of the Company’s revenue during the three months ended June 30, 2016 and 2015.

For the six months ended June 30, 2016, one health care provider accounted for approximately 13% of the Company’s revenue and two distributors each accounted for approximately 33%. For the six months ended June 30, 2015, one distributor accounted for approximately 18% of the Company’s revenue. No other customer accounted for greater than 10% of the Company’s revenue during the six months ended June 30, 2016 and 2015.

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

Overview

We are a medical device company headquartered in Lexington, Massachusetts, which is dedicated to restoring health and improving quality of life through the design and application of device and disease management solutions for treatment of metabolic disease. Our vision is to make our first product, EndoBarrier Therapy, a valued treatment option for patients with type 2 diabetes and obesity by restoring healthier blood sugar levels and reducing body weight. EndoBarrier, the first endoscopically-delivered device therapy approved for the treatment of obese type 2 diabetes with BMI ● 30 kg/m2, or obese patients with BMI ● 30 kg/m2 with ● 1 comorbidities, or obese patients with BMI >35 kg/m2. EndoBarrier is the only proven, incision-free, nonanatomy altering solution designed to specifically mimic the duodenal-jejunal exclusion created by gastric bypass surgery. We have commercially launched EndoBarrier which is approved and commercially available in multiple countries outside the U.S.

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

On May 10, 2016, we announced that we were reducing headcount by approximately 30% as part of our previously announced efforts to restructure our expenses in order to extend our cash runway.

For financial reporting purposes, we have one reportable segment which designs, manufactures and markets medical devices for the treatment of type 2 diabetes and obesity.

To date, we have devoted substantially all of our efforts to research and development, business planning, clinical research, clinical study management, reimbursement development, product commercialization, acquiring operating assets, and raising capital. We have incurred significant operating losses since our inception in 2003. As of June 30, 2016, we had an accumulated deficit of approximately $242.4 million. We expect to incur net losses for the next several years while we restructure our business and costs, establish new priorities, continue limited market development and research, and evaluate strategic options.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the U.S. The preparation of these financial statements requires us to make certain estimates and assumptions that may affect the reported amounts of assets and liabilities, and the reported amounts of revenues and expenses during the reported periods and related disclosures. These estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts, inventory valuation including reserves for excess and obsolete inventory, impairment of long-lived assets, income taxes including the valuation allowance for deferred tax assets, research and development expenses, contingencies and stock-based compensation, going concern considerations, and warrant valuations are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on our historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions.

During the three months ended June 30, 2016, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K.

Results of Operations

The following is a description of significant components of our operations, including significant trends and uncertainties that we believe are important to an understanding of our business and results of operations (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$132	$310	$341	$926
Cost of revenue	637	2,012	990	2,898

Gross loss	(505)	(1,702)	(649)	(1,972)
Operating expenses:
Research and development	1,181	4,631	2,031	10,277
Sales and marketing	610	1,482	1,274	3,142
General and administrative	1,559	2,437	3,366	4,731

Total operating expenses	3,350	8,550	6,671	18,150

Loss from operations	(3,855)	(10,252)	(7,320)	(20,122)
Other income (expense):
Interest income	13	24	27	54
Foreign exchange gain (loss)	(14)	28	3	(465)
Remeasurement of warrant liability	(17)	(8)	(17)	(10)

Other income (expense), net	18	44	13	(421)

Loss before income tax expense	(3873)	(10,208)	(7,307)	(20,543)
Income tax expense	17	26	21	40

Net loss	$(3,890)	$(10,234)	$(7,328)	$(20,583)

Three and Six Months Ended June 30, 2016 Compared to Three and Six Months Ended June 30, 2015

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)				(dollars in thousands)
Revenue	$132	$310	$(178)	(57)%	$341	$926	$(585)	(63)%
Cost of revenue	637	2,012	(1,375)	(68)%	990	2,898	(1,908)	(65)%

Gross loss	$(505)	$(1,702)	$1,197	70%	$(649)	$(1,972)	$1,323	67%

Revenue. The decrease in revenue of approximately $ 0.2 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily due to decreased unit volume across all markets. Revenue decreased approximately 73%, 153%, and 100% in Europe, Asia Pacific, and South Africa, respectively. During the three months ended June 30, 2016, there was a 154% increase in revenue in the Middle East.

The decrease in revenue of approximately $0.6 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily due to decreased unit volume across all markets. Revenue decreased approximately 70%, 48%, 100% and 26% in Europe, Asia Pacific, the Middle East and South Africa, respectively.

We believe the following factors adversely affected our commercial activities for the three and six months ended June 30, 2016:

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

Cost of Revenue. Cost of revenue decreased by approximately $1.4 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Cost of revenue decreased by approximately $2.0 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2016, 2015. The decrease in cost of revenue for the three months ended June 30, 2016 compared to the same period in the prior year resulted from a decrease of approximately $1.3 million in excess, expired and obsolete inventory expense as well as a decrease of $0.1 million in standard cost variances. The decrease in cost of revenue for the six months ended June 30, 2016 compared to the same period in the prior year resulted from an approximately $0.1 million decrease in sales volume, an approximately $0.1 million decrease in personnel related expenses, $0.1 million in reduced absorption and a decrease of approximately $1.4 million in excess, expired and obsolete inventory expense.

Gross loss decreased by approximately $1.2 million and $1.3 million for the three and six months ended June 30, 2016, respectively, compared to the three and six months ended June 30, 2015 for the reasons discussed above. We expect that our gross margin will vary, and may vary significantly, quarter to quarter and year to year due to our current stage of commercial development and future plans. Specifically, factors such as our intention to focus on strategic centers and securing reimbursement in our target markets, our planned transition of production to a third-party manufacturer, changes in volume of inventory production, and overall economies of scale may result in variability in our gross margin.

Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)				(dollars in thousands)
Research and development expense	$1,181	$4,631	$(3,450)	(74)%	$2,031	$10,277	$(8,246)	(80)%
Sales and marketing expense	610	1,482	(872)	(59)%	1,274	3,142	(1,868)	(59)%
General and administrative expense	1,559	2,437	(878)	(36)%	3,366	4,731	(1,365)	(29)%

Total operating expenses	$3,350	$8,550	$(5,200)	(60)%	$6,671	$18,150	$(11,479)	(63)%

Research and Development Expense. The decrease in research and development expense of approximately $3.5 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily due to a decrease of approximately $2.1 million in clinical trial and other clinical study related expenses, primarily made up of third-party expenses related to the ENDO Trial, a decrease of approximately $0.8 million in compensation and employee related expenses, as well as reductions in product development expenses of approximately $0.2 million, consulting expenses of approximately $0.1 million and proctoring and training expenses of $0.1 million.

The decrease in research and development expense of approximately $8.2 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily due to a decrease of approximately $5.2 million in clinical trial and other clinical study related expenses, primarily made up of third-party expenses related to the ENDO Trial, and a decrease of approximately $1.9 million in compensation and employee related expenses, including approximately $0.3 million in lower stock-based compensation expense, due to decreases in headcount. The decrease in clinical trial and other clinical study related expenses included a correction of an error which decreased research and development expense approximately $0.4 million in the three months ended March 31, 2016 (see Note 2 to the condensed consolidated financial statements). Additional expense reduction included decreases in product development expenses of approximately $0.3 million, consulting expenses of approximately $0.4 million, travel, lodging, and meals expense of approximately $0.1 million and proctoring and training expenses of approximately $0.1 million.

Though we expect to implement a more efficient cost structure in order to extend our cash runway, it may be partially offset by the costs associated with rebuilding the research and development management team and improving our regulatory relationships.

Sales and Marketing Expense. The decrease in sales and marketing expense of approximately $0.9 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily the result of a decrease of approximately $0.4 million in compensation and employee related expenses, including approximately $0.1 million in lower stock-based compensation expense, due to decreases in headcount, as well as a decrease of approximately $0.2 million in marketing related activities, a decrease of approximately $0.1 million of consulting and professional fees to support our commercialization efforts and a decrease in travel, lodging and meals expense of approximately $0.1 million.

The decrease in sales and marketing expense of approximately $1.9 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily the result of a decrease of approximately $0.9 million in compensation and employee related expenses, including approximately $0.2 million in lower stock-based compensation expense, due to decreases in headcount, as well as a decrease of approximately $0.4 million in marketing related activities, a decrease in consulting costs of $0.2 million, a decrease of approximately $0.3 million of travel, lodging and meals expense and a decrease in proctoring and training costs of approximately $0.1 million.

General and Administrative Expense. The decrease in general and administrative expense of approximately $0.9 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily a result of decreased compensation and employee related expenses of approximately $0.4 million as a result of headcount reductions which was attributable to stock based compensation, as well as an approximately $0.4 million decrease in consulting, professional services and expenses related to being a public company.

The decrease in general and administrative expense of approximately $1.4 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily a result of decreased compensation and employee related expenses of approximately $0.8 million as a result of headcount reductions, including approximately $0.6 million in lower stock-based compensation expense, as well as approximately $0.6 million decrease in consulting, professional services and expenses related to being a public company.

Other Income (Expense), Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)				(dollars in thousands)
Other income (expense):
Interest income	$13	$24	$(11)	(45)%	$27	$54	$(27)	(50)%
Foreign exchange gain (loss)	(14)	28	(42)	(150)%	3	(465)	468	101%
Remeasurement of warrant liability	(17)	(8)	9	113%	(17)	(10)	(7)	(70)%

Total other income (expense), net	$(18)	$44	$(62)	(141)%	$13	$(421)	$434	103%

Interest Income. The decrease in interest income of approximately $11,000 and $27,000 for the three and six months ended June 30, 2016, respectively, compared to the three and six months ended June 30, 2015 was primarily due to decreases in average cash and cash equivalents balances.

Foreign Exchange Gain (Loss). The decrease in foreign exchange gain of approximately $42,000 for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was a result of a strengthening U.S. dollar and lower average foreign currency balances. The change from a loss of approximately $0.5 million for the six months ended June 30, 2015 to a gain of approximately $3,000 for the six months ended June 30, 2016 for foreign exchange was the result of a strengthening U.S. dollar and large average foreign currency balances in the six months ended June 30, 2015 compared to significantly lower average foreign currency balances in the six months ended June 30, 2016.

Remeasurement of Warrant Liability. The change in the remeasurement of warrant liability was due to a decrease in the fair value of the warrants issued in connection with our IPO.

Liquidity and Capital Resources

We have incurred losses since our inception in March 2003 and, as of June 30, 2016, we had an accumulated deficit of approximately $242.4 million. We have financed our operations from a combination of sales of equity securities and issuances of convertible term notes. In June 2011, we generated approximately $6.0 million in net proceeds from the issuance of our Convertible Term Promissory Notes. In September 2011, we generated approximately $72.5 million in proceeds, net of expenses and repayment of $6.0 million of Convertible Term Promissory Notes, from our IPO in Australia and simultaneous private placement in the U.S. In July and August 2013, we generated approximately $52.5 million in proceeds, net of expenses, from a private placement and share purchase plan of our CDIs. In May 2014, we generated approximately $30.8 million in proceeds, net of expenses, from a private placement of our CDIs. As of June 30, 2016, we had approximately $12.4 million of cash, cash equivalents and restricted cash.

During the six months ended June 30, 2016, our cash and cash equivalents balance decreased by approximately $7.3 million as a result of funds utilized to support our operations and to cash collateralize our standby letter of credit. We made payments related to, among other things, research and development, sales and marketing, and general and administrative expenses as we continued to commercialize EndoBarrier and close out our ENDO Trial.

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(7,189)	$(18,204)
Investing activities	(146)	(169)
Financing activities	(1)	1

Net decrease in cash and cash equivalents	$(7,336)	$(18,372)

Cash Flows From Operating Activities

Net cash used in operating activities totaled approximately $7.2 million for the six months ended June 30, 2016. The primary uses of cash were:

•	to fund our net loss of approximately $7.3 million;

•	a net negative adjustment to cash flow from changes in working capital of approximately $0.5 million resulting primarily from decreases in accrued expenses and other current liabilities, partially offset by a decrease in inventory; and prepaid expenses.

•	a net positive adjustment to cash flow from non-cash items of approximately $0.6 million, primarily from stock-based compensation of approximately $0.5 million and depreciation and amortization of approximately $0.2 million.

During the second quarter 2016 we expensed $0.7 million in restructuring and other employee departure costs. As we restructure our costs by reducing expenses, we expect our cash used in operating activities to decrease over the remaining months of our fiscal year ending December 31, 2016.

Net cash used in operating activities totaled approximately $18.2 million for the six months ended June 30, 2015. The primary uses of cash were:

•	to fund our net loss of approximately $20.6 million;

•	a net negative adjustment to cash flow from changes in working capital of approximately $1.0 million resulting primarily from decreases in inventory, accounts receivable and prepaid expenses and an increase in accounts payable, partially offset by decreases in accrued expenses and other current liabilities, and

•	a net positive adjustment to cash flow from non-cash items of approximately $3.4 million, primarily from stock-based compensation expenses of approximately $1.6 million and increases in inventory reserves resulting from a charge of approximately $1.4 million for inventory in excess of our commercial requirements.

Cash Flows From Investing Activities

Cash used in investing activities for the six months ended June 30, 2016 totaled approximately $0.1 million and primarily resulted from the change in restricted cash due to collateralizing our standby letter of credit.

Cash used in investing activities for the six months ended June 30, 2015 totaled approximately $0.2 million resulted from the purchase of property and equipment.

Cash Flows From Financing Activities

Cash of approximately $1,000 was used in financing activities for the six months ended June 30, 2016 for capital lease payments.

Cash provided by financing activities for the six months ended June 30, 2015 was approximately $1,000 and resulted from proceeds received upon the exercise of stock options partially offset by payments on our capital lease.

Funding Requirements

As of June 30, 2016, our primary source of liquidity was our cash, cash equivalents and restricted cash of approximately $12.4 million. Based on our decision to stop the ENDO Trial, we continue to evaluate which markets are appropriate to continue pursuing reimbursement, market awareness and general market development efforts, and continue to restructure our business and costs, establish new priorities, continue limited research, and evaluate strategic options. As a result, we expect to incur significant operating losses for the next several years. We do not expect our current cash balances will be sufficient to enable us to conduct an additional clinical trial for the purpose of seeking regulatory approval from the FDA and complete development of an improved EndoBarrier for its current use and potential new indications. We are restructuring our costs and will need to raise additional funds in order to implement our new business objectives and to continue to fund our operations in 2017. These factors raise substantial doubt about our ability to continue as a going concern. We may seek to raise additional funds through any combination of collaborative arrangements, strategic alliances, and additional equity and debt financings or from other sources. There can be no assurance that any such financing opportunities will be available on acceptable terms, if at all. If we are unable to raise capital when needed, we could be forced to significantly delay or discontinue research and development activities and further commercialization of EndoBarrier, which could have a material adverse effect on our business, financial condition and results of operations. In addition, we could be required to cease operations if we are unable to raise capital when needed

Our forecast of the period of time through which our financial resources will be adequate to support our operations are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the “Risk Factors” in Item 1A. of our Annual Report on Form 10-K which is incorporated herein by reference. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Due to the numerous risks and uncertainties associated with the development and commercialization of EndoBarrier, at this time we are unable to estimate precisely the amounts of capital outlays and operating expenditures necessary to complete the development of, and to obtain regulatory approval for, EndoBarrier (other than in select markets in Europe, South America, the Middle East and the Asia Pacific region) for the U.S. and other markets for which we believe EndoBarrier is suited. Our funding requirements will depend on many factors, including, but not limited to, the following:

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

In June 2016, we entered into a noncancelable lease agreement for office and laboratory space in Boston, Massachusetts. The lease expires in April 2018 and rent during the term is $11,900 per month.

In June 2016, we entered into a purchase agreement to purchase certain furniture and fixtures for our new office space totaling approximately $48,000 based on shipping terms of FOB destination. The furniture and fixtures were delivered in July 2016. Other than these obligations, there have been no material changes from the contractual commitments and obligations previously disclosed in our Annual Report on Form 10-K.

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

Interest Rate Sensitivity

Our cash, cash equivalents and restricted cash of approximately $12.4 million at June 30, 2016, consisted of cash and money market funds, all of which will be used for working capital purposes. We do not enter into investments for trading or speculative purposes. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the U.S. and Australia. Because of the short-term nature of our cash, cash equivalents and restricted cash, we do not believe that we have any material exposure to changes in their fair values as a result of changes in interest rates. The continuation of historically low interest rates in the U.S. will limit our earnings on investments held in U.S. dollars.

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

All of the proceeds from our 2011, 2013 and 2014 offerings were denominated in Australian dollars and as of June 30, 2016, we held the equivalent of approximately US$0.1 million denominated in Australian dollars and approximately US$0.2 million denominated in euros. Accordingly, we have had and will continue to have exposure to foreign currency exchange rate fluctuations. A change of 10% or more in foreign currency exchange rates of the Australian dollar or the euro would not have a material impact on our financial position and results of operations.

Effects of Inflation

We do not believe that inflation and changing prices over the three months ended June 30, 2016 and 2015 had a significant impact on our results of operations.

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

Changes in Internal Control

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded no such changes during the quarter ended June 30, 2016 materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

GI Dynamics, Inc.

Date: August 10, 2016	By:	/s/ SCOTT W. SCHORER
Scott W. Schorer
President and Chief Executive Officer (principal executive officer)

Date: August 10, 2016	By:	/s/ JAMES MURPHY
James Murphy
Chief Financial Officer (principal financial officer and accounting officer)

EXHIBIT INDEX

Exhibit No:	Description

3.1.1	Certificate of Incorporation of GI Dynamics, Inc. incorporated by reference to Exhibit 3.1 of GI Dynamics, Inc.’s registration statement on Form 10, filed with the SEC on April 30, 2014

3.1.2	Certificate of Amendment to the Restated Certificate of Incorporation of GI Dynamics, Inc. incorporated by reference to Exhibit 3.1 of GI Dynamics, Inc.’s Current Report on Form 8-K, filed with the SEC on April 9, 2015

3.2	Bylaws of GI Dynamics, Inc. incorporated by reference to Exhibit 3.2 of GI Dynamics, Inc.’s registration statement on Form 10, filed with the SEC on April 30, 2014

4.1*	Warrant dated May 4, 2016, between GI Dynamics, Inc. and Danforth Advisors, LLC

10.1†*	Letter of Employment, dated May 9, 2016, between GI Dynamics, Inc. and Brian Callahan

10.2*	Lease Agreement, dated June 1, 2016, between GI Dynamics, Inc. and E F and C, LLC

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act

32.1‡	Certification of Chief Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.2‡	Certification of Chief Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Database

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
‡	Furnished herewith.
†	Management contract or compensatory arrangement.