Form 10-Q
period 2016-09-30
GI DYNAMICS, INC.
filed 2016-11-10
CIK 1245791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-55195

GI DYNAMICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1621425
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

355 Congress Street Boston, Massachusetts	02210
(Address of Principal Executive Offices)	(Zip Code)

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

As of November 1, 2016 there were 9,510,557 shares of common stock outstanding.

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

These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These forward-looking statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may later become inaccurate. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward- looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section (which incorporates by reference to our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC), that could cause actual results or events to differ materially from the forward- looking statements that we make.

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

GI DYNAMICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GI Dynamics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$9,662	$19,590
Restricted cash	150	—
Accounts receivable, net	106	40
Inventory	417	1,025
Prepaid expenses and other current assets	525	726

Total current assets	10,860	21,381
Property and equipment, net	156	401

Total assets	$11,016	$21,782

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$529	$435
Accrued expenses	1,363	2,810
Short term loan payable	307	—
Other current liabilities	13	276

Total current liabilities	2,212	3,521
Other liabilities	15	3
Commitments (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value – 500,000 shares authorized; no shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value – 13,000,000 shares authorized; 9,510,557 shares issued and outstanding at September 30, 2016 and 9,505,557 shares issued and 9,505,389 shares outstanding at December 31, 2015	95	95
Class B common stock, $0.01 par value – 1,000,000 shares authorized; no shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Additional paid-in capital	253,863	253,250
Accumulated deficit	(245,169)	(235,087)

Total stockholders’ equity	8,789	18,258

Total liabilities and stockholders’ equity	$11,016	$21,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

GI Dynamics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016		2015
Revenue	$136	$175		$477	$1,101
Cost of revenue	138	918		1,128	3,816

Gross loss	(2)	(743)		(651)	(2,715)
Operating expenses:
Research and development	962	3,865		2,993	14,142
Sales and marketing	479	1,270		1,753	4,412
General and administrative	1,321	2,027		4,687	6,758

Total operating expenses	2,762	7,162		9,433	25,312

Loss from operations	(2,764)	(7,905)		(10,084)	(28,027)
Other income (expense):
Interest income	9	7		36	61
Interest expense	—	(1)		—	(1)
Foreign exchange gain (loss)	6	(180)		9	(645)
Remeasurement of warrant liability	3	16		(14)	6

Other income (expense), net	18	(158)		31	(579)

Loss before income tax expense	(2,746)	(8,063)		(10,053)	(28,606)
Income tax expense	8	26		29	66

Net loss	$(2,754)	$(8,089)		$(10,082)	$(28,672)

Basic and diluted net loss per common share	$(0.29)	$(0.85)	$	(1.06)	$(3.02)

Weighted-average number of common shares used in basic and diluted net loss per common share	9,510,557	9,484,731		9,509,055	9,482,323
Comprehensive loss	$(2,754)	$(8,089)		$(10,082)	$(28,672)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GI Dynamics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net loss	$(10,082)	$(28,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	171	409
Stock-based compensation expense	609	2,438
Remeasurement of warrant liability	14	(6)
Impairment loss on property and equipment	145	389
Change in inventory reserve	(187)	1,699
Loss on sale of property and equipment	4	—
Changes in operating assets and liabilities:
Accounts receivable	(66)	415
Prepaid expenses and other current assets	201	201
Inventory	799	1,058
Accounts payable	94	18
Accrued expenses	(1,447)	(4,030)
Other current liabilities	(263)	(492)

Net cash used in operating activities	(10,008)	(26,573)
Investing activities
Change in restricted cash	(150)	—
Purchases of property and equipment	(79)	(179)
Proceeds from sale of property and equipment	4	—

Net cash used in investing activities	(225)	(179)
Financing activities
Proceeds from short term loan	307	—
Proceeds from exercise of stock options	—	2
Payments on capital lease	(2)	(2)

Net cash provided/(used) used in financing activities	305	—

Net decrease in cash and cash equivalents	(9,928)	(26,752)
Cash and cash equivalents at beginning of period	19,590	51,191

Cash and cash equivalents at end of period	$9,662	$24,439

Supplemental cash flow disclosures
Cash paid for interest	$—	$1
Income taxes paid	$56	$115
Equipment acquired under capital lease	$2	$8

The accompanying notes are an integral part of these condensed consolidated financial statements.

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Nature of Business

GI Dynamics, Inc. (the “Company”) was incorporated on March 24, 2003, as a Delaware corporation, with operations based in Boston, Massachusetts. The Company is dedicated to restoring health and improving quality of life through the design and application of device and disease management solutions for treatment of metabolic disease. The Company’s vision is to make our first product, EndoBarrier, a valued treatment option for patients suffering from type 2 diabetes and obesity by restoring more manageable blood sugar levels and reducing body weight. The Company is the developer of EndoBarrier®, the first endoscopically- delivered device therapy approved for the treatment of obese type 2 diabetes with BMI > 30 kg/m2, or obese patients with BMI > 30 kg/m2 with > 1 comorbidities, or obese patients with BMI >35 kg/m2. EndoBarrier is the only proven, incision-free, non-anatomy altering solution designed to specifically mimic the duodenal-jejunal exclusion created by gastric bypass surgery. Since incorporation, the Company has devoted substantially all of its efforts to research and development, business planning, clinical research, clinical study management, reimbursement development, product commercialization, acquiring operating assets, and raising capital. The Company currently operates in one reportable business segment which designs, manufactures and markets medical devices.

In 2011, the Company began commercial sales of its product, EndoBarrier, which is approved and commercially available in multiple countries outside the U.S.

In the U.S., the Company received approval from the Food and Drug Administration (“FDA”), to commence its pivotal trial of EndoBarrier (the “ENDO Trial”), which the Company began in 2013. The multi-center, randomized, double-blinded study planned to enroll 500 patients with uncontrolled type 2 diabetes and obesity at 25 sites in the U.S. The primary endpoint was improvement in diabetes control as measured by HbA1c levels.

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

On September 14, 2016, the Company announced that it received formal notification from the Australian Therapeutic Goods Administration (“TGA”) of the cancellation of the EndoBarrier device’s inclusion on the Australian Register of Therapeutic Goods (“ARTG”) taking effect on October 12, 2016. As a result, with effect from October 12, 2016, the Company is not permitted to supply the EndoBarrier device in Australia, outside of approved trials. Inclusion on the ARTG, enabled EndoBarrier to be sold commercially in Australia subject to the requirements of the Therapeutic Goods Act 1989 (Cth).

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

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

1. Nature of Business (continued)

The Company has incurred operating losses since inception and at September 30, 2016, had an accumulated deficit of approximately $245.2 million. Based on the Company’s decision to stop the ENDO Trial, it continues to evaluate which markets are appropriate to continue pursuing reimbursement, market awareness and general market development efforts, and continues to restructure its business and costs, establish new priorities, continue limited research, and evaluate strategic options. As a result, the Company expects to incur significant operating losses for the next several years. At September 30, 2016, the Company had approximately $9.8 million in cash, cash equivalents and restricted cash. The Company does not expect its current cash balances will be sufficient to enable it to conduct an additional clinical trial for the purpose of seeking regulatory approval from the FDA. The Company continues to restructure its costs and will need to raise additional funds in order to implement its new business objectives and to continue to fund its operations in 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company may seek to raise additional funds through any combination of collaborative arrangements, strategic alliances, and additional equity and debt financings or from other sources. There can be no assurance that any such financing opportunities will be available on acceptable terms, if at all. If the Company is unable to raise capital when needed, it could be forced to significantly delay or discontinue research and development activities and further commercialization of EndoBarrier, which could have a material adverse effect on its business, financial condition and results of operations. In addition, the Company could be required to cease operations if it is unable to raise capital when needed.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The condensed consolidated financial statements as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016, and 2015 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

2. Summary of Significant Accounting Policies and Basis of Presentation

The accompanying condensed consolidated financial statements and the related disclosures as of September 30, 2016, and for the three and nine months ended September 30, 2016 and 2015, are unaudited and have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K (“Form 10-K”), filed with the SEC on March 30, 2016. The December 31, 2015 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP for complete financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position as of September 30, 2016, results of its operations for the three and nine months ended September 30, 2016 and 2015, and its cash flows for the nine months ended September 30, 2016 and 2015. The interim results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

As of September 30, 2016 and December 31, 2015, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible. As a result, no related reserves have been established.

Restricted Cash

Restricted balances of cash, which are shown under current financial assets as restricted cash, relate to funds set aside to secure a letter of credit to the lessor in lieu of a rental deposit for the property at 25 Hartwell Avenue, Lexington MA. The current/non-current classification is based on the expected timing of the expiration of the lease.

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry- specific guidance. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB approved a one-year deferral of the effective date of this standard to annual reporting periods, and interim reporting periods within those years, beginning after December 15, 2017. Early adoption is permitted to the original effective date of December 15, 2016, including interim reporting periods within those years. The Company is currently evaluating the potential impact that ASU 2014-09 may have on its consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11—Inventory: Simplifying the Measurement of Inventory. The update requires inventory not measured using either the last in, first out (LIFO) or the retail inventory method to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation. The update is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the impact of ASU 2015-11 on its consolidated financial condition and results of operations.

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

In August, 2016, the FASB issued ASU No. 2016-15—Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under FASB Accounting Standards Codification (FASB ASC) 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. The Company has not yet adopted this update and is currently evaluating the impact of ASU No. 2016-15 on its consolidated financial statements.

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

3. Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Potential common stock equivalents are determined using the treasury stock method. For diluted net loss per share purposes, the Company excludes stock options and other stock-based awards, including shares issued as a result of option exercises but which are subject to repurchase by the Company, whose effect would be anti-dilutive from the calculation. During the three and nine months ended September 30, 2016 and 2015, common stock equivalents were excluded from the calculation of diluted net loss per common share, as their effect was anti-dilutive due to the net loss incurred. Therefore, basic and diluted net loss per share was the same in all periods presented.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding as of September 30, 2016 and 2015, as they would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Warrants to purchase common stock	28,532	50,000	28,532	50,000
Options to purchase common stock and other stock-based awards	1,165,427	1,341,303	1,165,427	1,341,303

	1,193,959	1,391,303	1,193,959	1,391,303

4. Common Stock Warrants

In connection with the Company’s initial public offering (“IPO”) in September 2011, the Company issued warrants (“IPO Warrants”) in an aggregate amount of 50,000 shares of common stock at an exercise price of A$55.00 per share to the lead manager of the IPO and certain other investors. The IPO Warrants expired on September 1, 2016.

On May 4, 2016, the Company entered into a consulting agreement pursuant to which the consulting firm will provide strategic advisory, finance, accounting, human resources and administrative functions, including chief financial officer services, to the Company. In connection with the consulting agreement, the Company granted the consulting firm a warrant (“Consultant Warrant,” together with the IPO Warrants, the “Warrants”) to purchase up to 28,532 shares of the Company’s common stock at an exercise price per share equal to $0.64. The Consultant Warrant vests on a monthly basis over two years and has a term of five years. The Company has reserved 28,532 shares of common stock related to the Consultant Warrant. As of September 30, 2016, no Consultant Warrants had been exercised.

The Company accounts for the Warrants under Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”). In accordance with the guidance included in ASC 815, because the Company’s functional currency is the U.S. dollar and the exercise price of the IPO Warrants was in Australian dollars, the Company was exposed to currency exchange risk related to the IPO Warrants. As a result, the IPO Warrants were not considered indexed to the Company’s own stock, and therefore, the IPO Warrants were classified as a liability. The Consultant Warrant contains a cashless exercise provision which meets the net settlement criteria of ASC 815 and is therefore considered a derivative and is classified as a liability.

Because the IPO Warrants were, and the Consultant Warrant is, classified as a liability, the fair value of the Warrants must be remeasured at each reporting period. At the time the Warrants were issued, the Company estimated the fair value of the Warrants using the Black-Scholes option pricing model. The Company remeasures the fair value of the Warrants at each reporting period using current assumptions, and in the case of the IPO Warrants the current foreign exchange rates, with changes in value recorded as other income or expense (Note 5).

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

5. Fair Value of Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, requiring the Company to develop its own assumptions for the asset or liability.

The following tables present the assets and liabilities the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (included in cash, cash equivalents and restricted cash)	$7,385	$7,385	$—	$—

Total assets	$7,385	$7,385	$—	$—

Liabilities
Warrant to purchase common stock (included in other liabilities)	$14	$—	$—	$14

Total liabilities	$14	$—	$—	$14

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$17,207	$17,207	$—	$—

Total assets	$17,207	$17,207	$—	$—

Liabilities
Warrants to purchase common stock (included in other liabilities)	$—	$—	$—	$—

Total liabilities	$—	$—	$—	$—

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

5. Fair Value of Financial Instruments (continued)

The IPO Warrants expired on September 1, 2016 and at September 30, 2016 were no longer subject to fair value accounting. The assumptions used in the Black-Scholes option pricing model to determine the fair value of the IPO Warrants at December 31, 2015 were as follows:

December 31, 2015
Exercise price (A$55.00 at the then current exchange rate)	$40.18
Fair value of common stock	$1.06
Expected volatility	165.6%
Expected term (in years)	0.7
Risk-free interest rate	0.5%
Expected dividend yield	—%

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the Consultant Warrant at the time the Consultant Warrant was issued and at September 30, 2016 were as follows:

	At Issuance	September 30, 2016
Exercise price	$0.64	$0.64
Fair value of common stock	$0.64	$0.76
Expected volatility	74.1%	80.3%
Expected term (in years)	5.0	4.6
Risk-free interest rate	1.2%	0.9%
Expected dividend yield	—%	—%

The following table rolls forward the fair value of the Warrants, where fair value is determined by Level 3 inputs (in thousands):

Balance at December 31, 2015	$—
Issuance of Consultant Warrant	11
Increase in fair value of Warrants upon remeasurement included in other income (expense)	3

Balance at September 30, 2016	$14

Cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses , short term loans payable and other current liabilities at September 30, 2016 and December 31, 2015 are carried at amounts that approximate fair value due to their short-term maturities and highly liquid nature of these instruments.

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

At September 30, 2016, one distributor accounted for approximately 46.1% of the Company’s accounts receivable and one customer accounted for approximately 34.6 % of the outstanding receivables. At December 31, 2015, one health care provider accounted for approximately 15% of the Company’s accounts receivable, two health care providers accounted for approximately 11% each and a fourth health care provider accounted for approximately 10%. No other customer accounted for greater than 10% of the Company’s accounts receivable at September 30, 2016 and December 31, 2015.

The Company grants credit to customers in the normal course of business but generally does not require collateral or any other security to support its receivables. The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices not individually reviewed. Amounts determined to be uncollectible are written off against this reserve. In the three and nine months ended September 30, 2016 the Company wrote off approximately $0 and $48,000 respectively, in accounts receivable against the bad debt reserve. In the three and nine months ended September 30, 2015, the Company did not write-off any uncollectible accounts receivable. As of September 30, 2016 and December 31, 2015, the Company believes its allowance for doubtful accounts of approximately $16,000 and $59,000, respectively, is adequate based on its review.

In certain circumstances the Company allows customers to return defective or nonconforming products for credit or replacement products. Defective or nonconforming products typically include those products that resulted in an unsuccessful implant procedure. The Company records an estimate for product returns based upon historical trends. The associated reserve for product returns is recorded as a reduction of the Company’s accounts receivable. As of September 30, 2016 and December 31, 2015, the Company believes its allowance for sales returns of approximately $ 0 and $22,000, respectively, is adequate based on its review.

The following table shows the components of the Company’s accounts receivable at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Accounts receivable	$122	$121
Less: allowance for doubtful accounts	(16)	(59)
Less: allowance for sales returns	—	(22)

Total	$106	$40

The following is a roll forward of the Company’s allowance for doubtful accounts (in thousands):

	Nine Months Ended September 30,
	2016	2015
Beginning balance	$59	$41
Net charges to expenses	5	54
Utilization of allowances	(48)	—

Ending balance	$16	$95

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

In 2015, the Company performed an analysis of its inventory on hand and due to current evidence that the utility of certain amounts of its inventory as it was expected to be used will be less than its cost recorded an approximately $3.2 million charge for excess, expired and obsolete inventory. Factors contributing to the inventory write-down included: the effect that the ENDO Trial enrollment hold and subsequent stopping of the ENDO Trial had on commercial activity and the Company’s inventory levels, the expected timing of third-party payer reimbursement in its commercial markets, its conclusion that certain inventory will not be used for sales inside or outside the U.S. and the historical accuracy of its demand forecasts. As of September 30, 2016 and December 31, 2015, the Company has reserves totaling approximately $4.8 million and $5.0 million, respectively for excess, expired and obsolete inventory. The Company continues to review any evidence that may indicate that the utility of additional amounts of inventory, as it was expected to be used, will be less than cost.

Inventory, net, at September 30, 2016 and December 31, 2015 was as follows (in thousands):

	September 30, 2016	December 31, 2015
Finished goods	$417	$391
Work-in-process	—	605
Raw materials	—	29

Total	$417	$1,025

The Company has entered into consignment arrangements in which the Company delivers product to the customer but retains title to the product until it is implanted or otherwise consumed. At September 30, 2016 and December 31, 2015, approximately 4 % and 6%, respectively, of the finished goods inventory was at customer locations pursuant to these arrangements.

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

8. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Laboratory equipment and manufacturing equipment	$596	$457
Computer equipment and software	1,174	1,118
Office furniture and equipment	248	229
Leasehold improvements	5	848

	2,023	2,652
Less accumulated depreciation and amortization	(1,867)	(2,251)

Total	$156	$401

The Company left its facility in Lexington, Massachusetts in July 2016. In anticipation of this move, in June 2016 the Company recognized a charge for impaired property and equipment related to the facility. In August 2015, the Company recognized a charge for impaired property and equipment as part of its restructuring. Property and equipment impairment charges were as follows for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenue	$—	$265	$24	$265
Research and development	—	100	79	100
Sales and marketing	—	5	—	5
General and administrative	—	19	42	19

	$—	$389	$145	$389

In January 2015, the Company entered into a capital lease for certain office equipment. As of September 30, 2016, the Company had approximately $8,000 of assets under capital leases with an accumulated amortization balance of approximately $4,000.

Depreciation and amortization expense of property and equipment, including equipment recorded under capital leases, and the charge for impaired property and equipment totaled approximately $16,000 and $0.5 million for the three months ended September 30, 2016 and 2015, respectively. Depreciation and amortization expense of property and equipment, including equipment recorded under capital leases, and the charge for impaired property and equipment, totaled approximately $0.3 million and $0.8 million for the nine months ended September 30, 2016 and 2015, respectively.

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Clinical trials	$300	$1,809
Payroll and related liabilities	389	501
Professional fees	445	454
Rent and deferred rent, current portion	167	168
Other	62	154

Total	$1,363	$3,086

Included in payroll and related liabilities at December 31, 2015, were approximately $0.1 million of separation related expenses which were paid in the nine months ended September 30, 2016.

10. Short Term Notes Payable

GI Dynamics, Inc. entered into a short term loan agreement with First Insurance Funding Corp to borrow $306,380 to be used to purchase insurance. The agreement calls for ten monthly payments of $30,638 which includes principal and interest. The annual interest rate on the borrowing is 1.95%. The first payment is due on 10/06/2016

11. Commitments and Contingencies

Lease Commitments

In June 2013, the Company entered into a noncancelable agreement to sublease 33,339 square feet of office, laboratory and manufacturing space in Lexington, Massachusetts. The sublease commenced in June 2013 and expires in December 2016, subject to earlier termination under certain conditions. Base rent during the initial rent period is approximately $0.6 million per year and increases annually by approximately $17,000. The space was delivered to the Company in June 2013 and rent payments commenced in May 2014. The rent expense, inclusive of the escalating rent payments and free rent period, is recognized on a straight-line basis over the term of the sublease agreement. In accordance with the terms of the sublease agreement, the Company maintains a secured letter of credit of approximately $0.2 million securing its obligations under the sublease agreement. In July 2016, the Company left this facility prior to the expiration of the lease.

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

Rent expense on noncancelable operating leases was approximately $0.3 million and $0.1 million for the three months ended September 30, 2016 and 2015, respectively. Rent expense on noncancelable operating leases was approximately $0.5 million and $0.4 million for the nine months ended September 30, 2016 and 2015, respectively. In September the Company expensed approximately $0.1 million for rent at the facility at 25 Hartwell Ave in Lexington, MA. The company moved out of the Lexington, MA facility at the end of July and moved to its new location at 355 Congress Street in Boston MA. As a result the Company expensed the remaining rent expense under the noncancelable lease through December 31, 2016.

In March 2015, the Company entered into a capital lease for certain office equipment totaling approximately $8,000. The capital lease has a three-year term and an interest rate of 14.1%.

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Future minimum lease payments under all noncancelable lease arrangements at September 30, 2016, are as follows (in thousands):

Year Ending December 31,
2016	$186
2017	146
2018	48

Total	$380

12. Stockholders’ Equity

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

13. Stock Plans

The Company has two stock-based compensation plans under which incentive stock options, nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards are available for grant to employees, directors and consultants of the Company. At September 30, 2016, there were 1,074,275 shares available for future grant under both plans.

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

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

13. Stock Plans (continued)

Stock-Based Compensation

Stock-based compensation is reflected in the condensed consolidated statements of operations and comprehensive loss as follows for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenue	$—	$24	$34	$71
Research and development	6	61	49	410
Sales and marketing	35	97	130	353
General and administrative	59	643	395	1,604

	$100	$825	$609	$2,438

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

Determining the fair value of stock-based awards using the Black-Scholes option-pricing model requires the use of highly subjective assumptions, including the expected term of the award and expected stock price volatility. The weighted-average assumptions used to estimate the fair value of employee stock options using the Black-Scholes option-pricing model were as follows for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expected volatility	73.4%	—	71.0%	56.8%
Expected term (in years)	6.05	—	6.05	6.04
Risk-free interest rate	1.36%	—%	1.27%	1.6%
Expected dividend yield	—%	—%	—%	—%

The Company uses historical data to estimate forfeiture rates. The Company’s estimated forfeiture rates were 15% and 10% at September 30, 2016 and 2015, respectively.

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

13. Stock Plans (continued)

Stock Options

The following table summarizes share-based activity under the Company’s stock option plans:

	Shares of Common Stock Attributable to Options	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2015	779,028	$23.92	7.64	$—
Granted	575,106	$1.00
Exercised	—	$—
Cancelled	592,208	$21.44

Outstanding at September 30, 2016	761,926	$8.56	8.67	$10

Vested or expected to vest at September 30, 2016	671,868	$9.50	8.55	$8

Exercisable at September 30, 2016	161,539	$34.57	5.21	$—

As of September 30, 2016, there was approximately $0.4 million of unrecognized stock-based compensation, net of estimated forfeitures, related to unvested stock option grants having service-based vesting under the Plans which is expected to be recognized over a weighted-average period of 3.7 years. The total unrecognized stock-based compensation cost will be adjusted for future changes in estimated forfeitures.

The weighted-average grant date fair value of options granted during the three months ended September 30, 2016 was $1.35. There were no options granted during the three months ended September 30, 2015. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2016 and 2015 was $1.0 and $2.91, respectively. No options were exercised during the three months ended September 30, 2016 and 2015. The total intrinsic value of options exercised during the nine months ended September 30, 2016 and 2015, was none and approximately $10,000, respectively. The intrinsic value represents the difference between the fair value of the Company’s common stock on the date of exercise and the exercise price of the stock option. Cash received from option exercises during the nine months ended September 30, 2015 was approximately $1,500. No tax benefits were realized from options and other stock-based payment arrangements during these periods.

The stock-based compensation plans provide that grantees may have the right to exercise an option prior to vesting. Shares purchased upon the exercise of unvested options will be subject to the same vesting schedule as the underlying options, and are subject to repurchase at the original exercise price by the Company should the grantee discontinue providing services to the Company for any reason, prior to becoming fully vested in such shares. At September 30, 2016 and December 31, 2015, there were no shares and 168 shares of common stock, respectively, issued pursuant to the exercise of unvested options that remain unvested and subject to repurchase by the Company. The exercise of these unvested shares is not substantive and as a result, the cash paid for the exercise price is considered a deposit or prepayment of the exercise price and is recorded as a liability. The liability related to these shares was approximately $4,000 at December 31, 2015. Additionally, while the shares of common stock subject to repurchase are included in the legally issued shares, they are excluded from the calculation of outstanding shares.

Restricted Stock Units

Each restricted stock unit (“RSU”) represents a contingent right to receive one share of the Company’s common stock. The RSUs outstanding at September 30, 2016 vest upon the achievement of certain product revenue, regulatory and reimbursement milestones. There is no consideration payable on the vesting of RSUs issued under the Plans. Upon vesting, the RSUs are exercised automatically and settled in shares of the Company’s common stock.

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

13. Stock Plans (continued)

The following table summarizes information related to the unvested RSUs and activity during the nine months ended September 30, 2016:

	Number of Units	Weighted- Average Contractual Life	Aggregate Intrinsic Value
		(in years)	(in thousands)
Outstanding at December 31, 2015	262,126	4.30	$278
Granted	392,659
Vested	(5,000)
Cancelled	(246,284)

Outstanding at September 30, 2016	403,501	9.36	$308

The aggregate intrinsic value at September 30, 2016 and December 31, 2015 noted in the table above represents the closing price of the Company’s common stock multiplied by the number of RSUs outstanding.

The fair value of each RSU award equals the closing price of the Company’s common stock on the date of grant. The weighted- average grant date fair value per share of RSUs granted in the three and nine months ended September 30, 2016 was None and $0.75, respectively. No RSUs were granted during the three months ended September 30, 2015. The weighted average grant date fair value per share of RSUs granted during the nine months ended September 30, 2015 was $5.39.

At September 30, 2016, all of the RSUs outstanding are subject to performance-based vesting criteria as described above. For these awards, the vesting will occur upon the achievement of certain product revenue, regulatory and reimbursement milestones. When achievement of the milestone is deemed probable, the Company expenses the compensation of the respective stock award over the implicit service period. During the three and nine months ended September 30, 2016, the Company did not recognize any stock-based compensation for RSUs subject to performance-based vesting criteria. During the three months ended September 30, 2015 the Company did not recognize any stock-based compensation for RSUs subject to performance-based vesting criteria. During the nine months ended September 30, 2015, the Company determined that a milestone previously deemed probable was now not probable of being achieved prior to the expiration of the award. This change in estimate was recognized through a cumulative adjustment in the nine months ended September 30, 2015, resulting in a reduction of stock-based compensation of approximately $0.3 million, all of which was previously recognized in the year ended December 31, 2014.

During the nine months ended September 30, 2016, the forfeitures of RSUs having service-based vesting resulted in a reduction of stock-based compensation of approximately $0.1 million, all of which was previously recognized. During the three and nine months ended September 30, 2015, the Company recognized stock-based compensation related to RSUs having service-based vesting of approximately $0.1 million and $0.4 million, respectively.

At September 30, 2016, no RSUs that have performance-based vesting criteria are considered probable of achievement and there remains approximately $0.3 million, net of estimated forfeitures, of unrecognized stock-based compensation.

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

At September 30, 2016, long-lived assets, comprised of property and equipment, of approximately $0.2 million are all held in the U.S.

Product sales by geographic location for the three and nine months ended September 30, 2016 and 2015 are listed in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Europe	$26	$127	$232	$810
Middle East	72	20	159	139
South America	—	6	—	40
Asia Pacific	38	22	86	112

Total Revenue	$136	$175	$477	$1,101

For the three months ended September 30, 2016, one health care provider accounted for approximately 18% of the Company’s revenue, and one distributor accounted for approximately 34% of the company’s revenue. For the three months ended September 30, 2015, two health care providers accounted for approximately 17% and 10%, respectively, of the Company’s revenue, and two distributors accounted for approximately 13% and 11%, respectively, of the Company’s revenue. No other customer accounted for greater than 10% of the Company’s revenue during the three months ended September 30, 2016 and 2015.

For the nine months ended September 30, 2016, one health care provider accounted for approximately 12 % of the Company’s revenue and one distributor accounted for approximately 29%. For the nine months ended September 30, 2015, one distributor accounted for approximately 17% of the Company’s revenue. No other customer accounted for greater than 10% of the Company’s revenue during the nine months ended September 30, 2016 and 2015.

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

Overview

We are a medical device company headquartered in Boston, Massachusetts, which is dedicated to restoring health and improving quality of life through the design and application of device and disease management solutions for treatment of metabolic disease. Our vision is to make our first product, EndoBarrier, a valued treatment option for patients with type 2 diabetes and obesity by restoring healthier blood sugar levels and reducing body weight. EndoBarrier, the first endoscopically-delivered device therapy approved for the treatment of obese type 2 diabetes with BMI > 30 kg/m2, or obese patients with BMI > 30 kg/m2 with > 1 comorbidities, or obese patients with BMI >35 kg/m2. EndoBarrier is the only proven, incision-free, non-anatomy altering solution designed to specifically mimic the duodenal-jejunal exclusion created by gastric bypass surgery. We have commercially launched EndoBarrier which is approved and commercially available in multiple countries outside the U.S.

As part of our reorganization efforts in the third quarter of 2015, we decided to focus sales activity on a limited number of countries while disengaging from others. As a result, we are focused on the commercialization of EndoBarrier in selected countries in Europe and the Middle East. In certain geographies where reimbursement is necessary for clinical acceptance and commercial uptake, such as in Europe, we are receiving partial reimbursement in certain markets at a local level, but we have not yet achieved full or national reimbursement in any market.

In the U.S., we commenced enrollment of patients in our pivotal trial of EndoBarrier, the ENDO Trial, in 2013. The multi-center, randomized, double-blinded study planned to enroll 500 patients with uncontrolled type 2 diabetes and obesity at 25 sites in the U.S. The primary endpoint was improvement in diabetes control as measured by HbA1c levels. On March 5, 2015, at the recommendation of the Food and Drug Administration, or FDA, as a result of the higher than anticipated incidence of hepatic abscess, a bacterial infection of the liver, we stopped enrollment in the ENDO Trial, although monitoring and data collection of patients then enrolled in the ENDO Trial continued.

On July 30, 2015, we announced our decision to stop the ENDO Trial. The decision followed discussions with the FDA regarding resumption of ENDO Trial enrollment, which despite collaborative efforts by both parties were unable to yield a feasible path forward for the mitigation of a higher than anticipated incidence of hepatic abscess. We concluded that stopping the ENDO Trial was in the best interest of all stakeholders. With seven cases of hepatic abscess in the ENDO Trial, the incidence rate exceeded a previously established safety threshold of 2%. To date, fewer than 50 cases of hepatic abscess have occurred in over 3,500 commercial shipments worldwide and our clinical trials, with seven of these occurring in patients who participated in the ENDO Trial. This represents a cumulative hepatic abscess rate of < 1.1%.

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

On September 14, 2016, we announced that we received formal notification from the Australian Therapeutic Goods Administration, or TGA, of the cancellation of the EndoBarrier device’s inclusion on the Australian Register of Therapeutic Goods, or ARTG, taking effect on October 12, 2016. As a result, with effect from October 12, 2016, we are not permitted to supply the EndoBarrier device in Australia, outside of approved trials. Inclusion on the ARTG, enabled EndoBarrier to be sold commercially in Australia subject to the requirements of the Therapeutic Goods Act 1989 (Cth).

For financial reporting purposes, we have one reportable segment which designs, manufactures and markets medical devices for the treatment of type 2 diabetes and obesity.

To date, we have devoted substantially all of our efforts to research and development, business planning, clinical research, clinical study management, reimbursement development, product commercialization, acquiring operating assets, and raising capital. We have incurred significant operating losses since our inception in 2003. As of September 30, 2016, we had an accumulated deficit of approximately $ 245.2 million. We expect to incur net losses for the next several years while we restructure our business and costs, establish new priorities, continue limited market development and research, and evaluate strategic options.

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

Our corporate headquarters is located in Boston, Massachusetts.

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

During the three months ended September 30, 2016, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K.

Results of Operations

The following is a description of significant components of our operations, including significant trends and uncertainties that we believe are important to an understanding of our business and results of operations (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$136	$175	$477	$1,101
Cost of revenue	138	918	1,128	3,816

Gross loss	(2)	(743)	(651)	(2,715)
Operating expenses:
Research and development	962	3,865	2,993	14,142
Sales and marketing	479	1,270	1,753	4,412
General and administrative	1,321	2,027	4,687	6,758

Total operating expenses	2,762	7,162	9,433	25,312

Loss from operations	(2,764)	(7,905)	(10,084)	(28,027)
Other income (expense):
Interest income	9	7	36	61
Interest expense	—	(1)	—	(1)
Foreign exchange gain (loss)	6	(180)	9	(645)
Remeasurement of warrant liability	3	16	(14)	6

Other income (expense), net	18	(158)	31	(579)

Loss before income tax expense	(2,746)	(8,063)	(10,053)	(28,606)
Income tax expense	8	26	29	66

Net loss	$(2,754)	$(8,089)	$(10,082)	$(28,672)

Three and Nine Months Ended September 30, 2016 Compared to Three and Nine Months Ended September 30, 2015

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)				(dollars in thousands)
Revenue	$136	$175	$(39)	(22)%	$477	$1,101	$(624)	(56)%
Cost of revenue	138	918	(780)	(85)%	1,128	3,816	(2,688)	(70)%

Gross loss	$(2)	$(743)	$741	100%	$(651)	$(2,715)	$2,064	76%

Revenue. The decrease in revenue of approximately $39,000 for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily due to decreased unit volume across the Europe and South America markets with increases in unit volume from the Middle East and Asia Pacific markets. Revenue decreased approximately 75%, and 100% in Europe and South America markets, respectively, and increased in Asia Pacific and the Middle East markets by 72% and 260%, respectively.

The decrease in revenue of approximately $0.6 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to decreased unit volume in the Europe, South America and Asia Pacific markets with an increase in the Middle East market. Revenue decreased approximately 71%, 100% and 23% in Europe, South America and Asia Pacific, respectively. Revenue increased in the Middle East market by approximately 14%.

We believe the following factors adversely affected our commercial activities for the three and nine months ended September 30, 2016:

•	the stopping of the ENDO Trial;

•	the regulatory-related questions arising out of our decision to stop the ENDO Trial; and

•	our decision, as part of our reorganization efforts, to reduce the number of sales related employees and focus sales activity on a limited number of markets while disengaging from others.

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

Cost of Revenue. Cost of revenue decreased by approximately $0.8 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Cost of revenue decreased by approximately $2.7 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease in cost of revenue for the three months ended September 30, 2016 compared to the same period in the prior year resulted from a decrease of approximately $0.2 million in excess, expired and obsolete inventory expense as well as a decrease of $0.1 million in standard cost variance, $0.3 million for asset impairment expense, $0.1 million in manufacturing wages and $0.1 million in other manufacturing costs. The decrease in cost of revenue for the nine months ended September 30, 2016 compared to the same period in the prior year resulted from an approximately $0.4 million decrease in product cost, approximately $0.2 million decrease in personnel related expenses, $0.2 share based compensation, $0.3 million in asset impairment expense and a decrease of approximately $1.6 million in excess, expired and obsolete inventory expense.

Gross loss decreased by approximately $0.7 million and $2.1 million for the three and nine months ended September 30, 2016, respectively, compared to the three and nine months ended September 30, 2015 for the reasons discussed above. We expect that our gross margin will vary, and may vary significantly, quarter to quarter and year to year due to our current stage of commercial development and future plans. Specifically, factors such as our intention to focus on strategic centers and securing reimbursement in our target markets, our planned transition of production to a third-party manufacturer, changes in volume of inventory production, and overall economies of scale may result in variability in our gross margin.

Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)				(dollars in thousands)
Research and development expense	$962	$3,865	$(2,903)	(75)%	$2,993	$14,142	$(11,149)	(79)%
Sales and marketing expense	479	1,270	(791)	(62)%	1,753	4,412	(2,659)	(60)%
General and administrative expense	1,321	2,027	(706)	(35)%	4,687	6,758	(2,071)	(31)%

Total operating expenses	$2,762	$7,162	$(4,400)	(61)%	$9,433	$25,312	$(15,879)	(63)%

Research and Development Expense. The decrease in research and development expense of approximately $2.9 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily due to a decrease of approximately $1.3 million in clinical trial and other clinical study related expenses, a decrease of approximately $0.9 million in compensation and employee related expenses, as well as reductions in animal study expenses of approximately $0.3 million, internal use implant of $0.1 million, consulting expenses of approximately $0.1 million, proctoring expense of $0.1 million and travel, lodging and meals expense of approximately $0.1 million.

The decrease in research and development expense of approximately $11.1 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to a decrease of approximately $6.6 million in clinical trial and other clinical study related expenses, primarily made up of third-party expenses related to the ENDO Trial, and a decrease of approximately $2.9 million in compensation and employee related expenses, including approximately $0.4 million in lower stock-based compensation expense, due to decreases in headcount. The decrease in clinical trial and other clinical study related expenses included a correction of an error which decreased research and development expense approximately $0.4 million in the three months ended March 31, 2016. Additional expense reduction included decreases in product development expenses of approximately $0.3 million, consulting expenses of approximately $0.3 million, travel, lodging, and meals expense of approximately $0.3 million, animal study expense of approximately $0.6 million, asset impairment expense of $0.1 million, internal use implant expense of approximately $0.1 million and proctoring and training expenses of approximately 0.2 million.

Though we expect to implement a more efficient cost structure in order to extend our cash runway, it may be partially offset by the costs associated with rebuilding the research and development management team and improving our regulatory relationships.

Sales and Marketing Expense. The decrease in sales and marketing expense of approximately $0.7 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily the result of a decrease of approximately $0.3 million in compensation and employee related expenses, including approximately $0.1 million in lower stock-based compensation expense, due to decreases in headcount, as well as a decrease of approximately $0.1 million in marketing related activities, a decrease of approximately $0.2 million in free unit EndoBarrier cost and a decrease in travel, lodging and meals expense of approximately $0.1 million.

The decrease in sales and marketing expense of approximately $2.7 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily the result of a decrease of approximately $1.1 million in compensation and employee related expenses, including approximately $0.2 million in lower stock-based compensation expense, due to decreases in headcount, as well as a decrease of approximately $0.4 million in marketing related activities, a decrease in consulting costs of $0.3 million, a decrease of approximately $0.3 million of travel, lodging and meals expense, a decrease in proctoring expense of $0.1 million, free unit EndoBarrier expense of $0.2 million, patient outreach expense of $0.1 million and training costs of approximately $0.1 million.

General and Administrative Expense. The decrease in general and administrative expense of approximately $0.7 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily a result of decreased compensation and employee related expenses of approximately $0.7 million as a result of headcount reductions which was attributable to stock-based compensation.

The decrease in general and administrative expense of approximately $2.1 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily a result of decreased compensation and employee related expenses of approximately $1.5 million as a result of headcount reductions, including approximately $1.2 million in lower stock-based compensation expense, as well as approximately $0.6 million decrease in consulting, professional services and expenses related to being a public company.

Other Income (Expense), Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)				(dollars in thousands)
Other income (expense):
Interest income	$9	$7	$2	29%	$36	$61	$(25)	(41)%
Interest expense	—	(1)	1	(100)%	—	(1)	1	(100)%
Foreign exchange gain (loss)	6	(180)	186	103%	9	(645)	654	101%
Remeasurement of warrant liability	3	16	(13)	(81)%	(14)	6	(20)	333%

Total other income (expense), net	$18	$(158)	$176	111%	$31	$(579)	$610	105%

Interest Income. The increase in interest income of approximately $2,000 and decrease of approximately $25,000 for three and nine months ended September 30, 2016, respectively, compared to the three and nine months ended September 30, 2015 was primarily due to decreases in average cash and cash equivalents balances for the 9 month period.

Interest Expense. The decrease in interest expense of approximately $1,000 for each of the three and nine month periods ended September 30, 2016, compared to the three and nine months ended September 30, 2015 was primarily due to lower outstanding balances on our capital lease.

Foreign Exchange Gain (Loss). The change from a loss of approximately $0.2 million to a gain of approximately $6,000 for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was a result of a strengthening U.S. dollar and lower average foreign currency balances. The change from a loss of approximately $0.6 million for the nine months ended September 30, 2015 to a gain of approximately $9,000 for the nine months ended September 30, 2016 for foreign exchange was the result of a strengthening U.S. dollar and large average foreign currency balances in the nine months ended September 30, 2015 compared to significantly lower average foreign currency balances in the nine months ended September 30, 2016.

Remeasurement of Warrant Liability. The change in the remeasurement of warrant liability was due to a decrease in the fair value of the warrants issued in connection with our IPO which had no fair value at the end of the third quarter 2015. The consultant warrant had a gain of approximately $3,000 in the third quarter 2016 after recognizing the initial expense and reameasurment in June 2016 of approximately $14,000.

Liquidity and Capital Resources

We have incurred losses since our inception in March 2003 and, as of September 30, 2016, we had an accumulated deficit of approximately $245.2 million. We have financed our operations from a combination of sales of equity securities and issuances of convertible term notes. In June 2011, we generated approximately $6.0 million in net proceeds from the issuance of our Convertible Term Promissory Notes. In September 2011, we generated approximately $72.5 million in proceeds, net of expenses and repayment of $6.0 million of Convertible Term Promissory Notes, from our IPO in Australia and simultaneous private placement in the U.S. In July and August 2013, we generated approximately $52.5 million in proceeds, net of expenses, from a private placement and share purchase plan of our CDIs. In May 2014, we generated approximately $30.8 million in proceeds, net of expenses, from a private placement of our CDIs. As of September 30, 2016, we had approximately $9.8 million of cash, cash equivalents and restricted cash.

During the nine months ended September 30, 2016, our cash and cash equivalents balance decreased by approximately $9.9 million as a result of funds utilized to support our operations and to cash collateralize our standby letter of credit. We made payments related to, among other things, research and development, sales and marketing, and general and administrative expenses as we continued to commercialize EndoBarrier and close out our ENDO Trial.

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(10,008)	$(26,573)
Investing activities	(225)	(179)
Financing activities	305	—

Net decrease in cash and cash equivalents	$(9,928)	$(26,752)

Cash Flows From Operating Activities

Net cash used in operating activities totaled approximately $10.0 million for the nine months ended September 30, 2016. The primary uses of cash were:

•	to fund our net loss of approximately $10.1 million;

•	a net negative adjustment to cash flow from changes in working capital of approximately $0.7 million resulting primarily from decreases in accrued expenses and other current liabilities, partially offset by a decrease in inventory; and prepaid expenses; and

•	a net positive adjustment to cash flow from non-cash items of approximately $0.8 million, primarily from stock-based compensation of approximately $0.6 million and depreciation , amortization and impairment of property and equipment of approximately $0.3 million.

During the second quarter 2016 we expensed $0.7 million in restructuring and other employee departure costs. As we restructure our costs by reducing expenses, we expect our cash used in operating activities to decrease over the remaining months of our fiscal year ending December 31, 2016.

Net cash used in operating activities totaled approximately $26.6 million for the nine months ended September 30, 2015. The primary uses of cash were:

•	to fund our net loss of approximately $28.7 million;

•	a net negative adjustment to cash flow from changes in working capital of approximately $2.8 million resulting primarily from decreases in accrued expenses, deferred revenue and deferred rent, partially offset by decreases in inventory, accounts receivable and prepaid and other current assets; and

•	a net positive adjustment to cash flow from non-cash items of approximately $4.9 million, primarily from stock-based compensation of $2.4 million and increases in inventory reserves resulting from a charge of approximately $1.7 million for inventory in excess of our commercial requirements.

Cash Flows From Investing Activities

Cash used in investing activities for the nine months ended September 30, 2016 totaled approximately $0.2 million and primarily resulted from the change in restricted cash due to collateralizing our standby letter of credit.

Cash used in investing activities for the nine months ended September 30, 2015 totaled approximately $0.2 million resulted from the purchase of property and equipment and cash used for a standby letter of credit.

Cash Flows From Financing Activities

Cash of approximately $0.3 million was provided in financing activities for the nine months ended September 30, 2016 from a short term financing for insurance policies off set by capital lease payments of $2,000 for capital lease payments.

Cash provided by financing activities for the nine months ended September 30, 2015 consisted of proceeds received upon the exercise of stock options offset by payments on our capital lease.

Funding Requirements

As of September 30, 2016, our primary source of liquidity was our cash, cash equivalents and restricted cash of approximately $9.8 million. Based on our decision to stop the ENDO Trial, we continue to evaluate which markets are appropriate to continue pursuing reimbursement, market awareness and general market development efforts, and continue to restructure our business and costs, establish new priorities, continue limited research, and evaluate strategic options. As a result, we expect to incur significant operating losses for the next several years. We do not expect our current cash balances will be sufficient to enable us to conduct an additional clinical trial for the purpose of seeking regulatory approval from the FDA and complete development of an improved EndoBarrier for its current use and potential new indications. We are restructuring our costs and will need to raise additional funds in order to implement our new business objectives and to continue to fund our operations in 2017. These factors raise substantial doubt about our ability to continue as a going concern. We may seek to raise additional funds through any combination of collaborative arrangements, strategic alliances, and additional equity and debt financings or from other sources. There can be no assurance that any such financing opportunities will be available on acceptable terms, if at all. If we are unable to raise capital when needed, we could be forced to significantly delay or discontinue research and development activities and further commercialization of EndoBarrier, which could have a material adverse effect on our business, financial condition and results of operations. In addition, we could be required to cease operations if we are unable to raise capital when needed

Our forecast of the period of time through which our financial resources will be adequate to support our operations are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the “Risk Factors” in Item 1A. of our Annual Report on Form 10-K which is incorporated herein by reference. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Due to the numerous risks and uncertainties associated with the development and commercialization of EndoBarrier, at this time we are unable to estimate precisely the amounts of capital outlays and operating expenditures necessary to complete the development of, and to obtain regulatory approval for, EndoBarrier (other than in select markets in Europe, South America and the Middle East) for the U.S. and other markets for which we believe EndoBarrier is suited. Our funding requirements will depend on many factors, including, but not limited to, the following:

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

In June 2016, we entered into a purchase agreement to purchase certain furniture and fixtures for our new office space totaling approximately $48,000 based on shipping terms of FOB destination. The furniture and fixtures were delivered in July 2016. The invoices were paid September 6, 2016.

In September 2016 we entered a short term finance agreement to borrow $0.3 million to purchase insurance. Other than these obligations, there have been no material changes from the contractual commitments and obligations previously disclosed in our Annual Report on Form 10-K.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements please refer to Note 2, “Summary of Significant Accounting Policies and Basis of Presentation,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB approved a one-year deferral of the effective date of this standard to annual reporting periods, and interim reporting periods within those years, beginning after December 15, 2017. Early adoption is permitted to the original effective date of December 15, 2016, including interim reporting periods within those years. We are currently evaluating the potential impact that ASU 2014-09 may have on our consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11—Inventory: Simplifying the Measurement of Inventory. The update requires inventory not measured using either the last in, first out (LIFO) or the retail inventory method to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation. The update is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the impact of ASU 2015-11 on its consolidated financial condition and results of operations.

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

In August, 2016, the FASB issued ASU No. 2016-15—Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under FASB Accounting Standards Codification (FASB ASC) 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. The Company has not yet adopted this update and is currently evaluating the impact of ASU No. 2016-15 on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We develop, manufacture and sell EndoBarrier globally and our earnings and cash flows are exposed to market risk from changes in currency exchange rates and interest rates.

Interest Rate Sensitivity

Our cash, cash equivalents and restricted cash of approximately $9.8 million at September 30, 2016, consisted of cash and money market funds, all of which will be used for working capital purposes. We do not enter into investments for trading or speculative purposes. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the U.S. and Australia. Because of the short-term nature of our cash, cash equivalents and restricted cash, we do not believe that we have any material exposure to changes in their fair values as a result of changes in interest rates. The continuation of historically low interest rates in the U.S. will limit our earnings on investments held in U.S. dollars.

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

We generate a significant portion of our revenue and collect receivables in foreign currencies. Fluctuations in the exchange rate of the U.S. dollar against major foreign currencies, including the euro, British Pound and Australian dollar, can result in foreign currency exchange gains and losses that may significantly impact our financial results. These foreign currency transaction and translation gains and losses are presented as a separate line item in our condensed consolidated statements of operations and comprehensive loss. Continued fluctuation of these exchange rates could result in financial results that are not comparable from quarter to quarter. We do not currently utilize foreign currency contracts to mitigate the gains and losses generated by the re- measurement of non-functional currency assets and liabilities but do hold cash reserves in currencies in which those reserves are anticipated to be expended.

All of the proceeds from our 2011, 2013 and 2014 offerings were denominated in Australian dollars and as of September 30, 2016, we held the equivalent of approximately US $44,000 denominated in Australian dollars and approximately US$2.4 million denominated in euros. Accordingly, we have had and will continue to have exposure to foreign currency exchange rate fluctuations. A change of 10% or more in foreign currency exchange rates of the Australian dollar or the euro would not have a material impact on our financial position and results of operations.

Effects of Inflation

We do not believe that inflation and changing prices over the three months ended September 30, 2016 and 2015 had a significant impact on our results of operations.

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

Changes in Internal Control

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded no such changes during the quarter ended September 30, 2016 materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

GI Dynamics, Inc.

Date: November 9, 2016	By:	/s/ SCOTT W. SCHORER
Scott W. Schorer
President and Chief Executive Officer
(principal executive officer)

Date: November 9, 2016	By:	/s/ JAMES MURPHY
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