Form 10-K
period 2016-12-31
GI DYNAMICS, INC.
filed 2017-03-30
CIK 1245791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-55195

GI DYNAMICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1621425
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

355 Congress Street, 4th Floor
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):        ☐    Yes        ☒    No

The aggregate market value of the registrant’s common stock, in the form of CHESS Depositary Interests, or CDIs, held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the price at which the CDIs were last sold on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Australian Securities Exchange, was $8,475,047 (A$11,412,668).

As of March 15, 2017 there were 11,157,489 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement for our 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements concerning our business, operations, financial performance and condition as well as our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained in this Annual Report on Form 10-K that are not of historical facts may be deemed to be forward-looking statements. The forward-looking statements are contained principally in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, but are not limited to, statements about:

•	our expectations with respect to regulatory submissions and approvals;
•	our expectations with respect to our clinical trials, including the consequences of stopping the ENDO Trial (as defined herein);
•	our expectations with respect to our intellectual property position;
•	our ability to commercialize our products;
•	our ability to develop and commercialize new products;
•	our expectation with regard to inventory; and
•	our estimates regarding our capital requirements and our need for additional financing.

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

FOR THE YEAR ENDED DECEMBER 31, 2016

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

ITEM 1.	BUSINESS

Overview

GI Dynamics® is a medical device company focused on the development and commercialization of EndoBarrier, a medical device indicated for treatment of patients with type 2 diabetes and obesity.

Diabetes mellitus type 2 (also known as type 2 diabetes) is a long-term progressive metabolic disorder characterized by high blood sugar, insulin resistance, and reduced insulin production. People with type 2 diabetes represent 90% of the worldwide diabetes population, whereas 10% of this population is diagnosed with type 1 diabetes (a form of diabetes mellitus in which not enough insulin is produced).

Being overweight is a condition where the patient’s body mass index (BMI) is greater than 25 (kg/m2); obesity is a condition where the patient’s BMI is greater than 30. Obesity and its comorbidities contribute to the progression of type 2 diabetes. Many experts believe obesity contributes to higher levels of insulin resistance, which creates a feedback loop that increases the severity of type 2 diabetes.

When considering treatment for type 2 diabetes, it is optimal to address obesity concurrently with diabetes.

EndoBarrier® is the only medical device approved for the treatment of both type 2 diabetes and obesity.

The current treatment paradigm for type 2 diabetes is pharmacological, whereby treating clinicians prescribe a treatment regimen of one to four concurrent medications that could include insulin for patients with higher levels of blood sugar. Insulin carries a significant risk of increased mortality and directly contributes to weight gain, which in turn leads to higher levels of insulin resistance and diabetes. In other words, the primary drug used to treat severe type 2 diabetes raises risk significantly and increases the downstream progression of the disease by increasing obesity. Fewer than 50% of patients treated pharmacologically for type 2 diabetes are adequately managed, meaning that medication does not halt the progressive nature of diabetes.

The current pharmacological treatment algorithms for type 2 diabetes fall short of ideal, creating a large and unfilled treatment gap.

Our vision is to make EndoBarrier the essential nonpharmacological and non anatomy-altering treatment for patients with type 2 diabetes and obesity. We intend to achieve this vision by providing a safe and effective device, focusing on optimal patient care, supporting treating clinicians, adding to the extensive body of clinical evidence around EndoBarrier, gaining appropriate regulatory approvals, continuing to improve our products and systems, operating the company in a lean fashion, and maximizing shareholder value.

EndoBarrier is the only proven, incision-free, non-anatomy-altering medical device designed to specifically mimic the mechanism of action of duodenal-jejunal exclusion created by gastric bypass surgery. EndoBarrier has three label indications outside the United States:

•	Type 2 diabetes with BMI ≥ 30 kg/m2

•	Obese patients with BMI ≥ 30 kg/m2 with ≥ 1 co-morbidities

•	Obese patients with BMI > 35 kg/m2

The EndoBarrier system consists of three primary components:

•

EndoBarrier — The EndoBarrier gastrointestinal liner is a 60-cm-long implant consisting of a thin, flexible, impermeable fluoropolymer sleeve coupled to a proprietary nitinol anchor assembly. A gastroenterologist (GI clinician) or bariatric or metabolic surgeon implants EndoBarrier into the patient’s duodenum in a minimally invasive manner using the EndoBarrier Delivery System. EndoBarrier is placed via endoscopy (through the mouth and esophagus and into the stomach without cutting tissue) during a procedure that typically takes less than twenty minutes. Once properly positioned in the patient’s upper intestine just below the stomach, the EndoBarrier Delivery System is removed and EndoBarrier remains, held in place by a proprietary anchoring mechanism. EndoBarrier remains in the body for a maximum intended duration of twelve months until removal, again via a minimally invasive endoscopic procedure using the EndoBarrier Removal System. The effect of EndoBarrier begins promptly after device placement.

•

EndoBarrier Delivery System — EndoBarrier is delivered using our proprietary single-use delivery system. This includes a sterile custom-made catheter 300 cm in length that is sufficiently flexible to be passed through the patient’s mouth, through the stomach, and into the intestine. EndoBarrier is provided prepacked in the EndoBarrier Delivery System inside a capsule at the distal end of the delivery catheter. EndoBarrier is deployed by the clinician using the delivery system controls at the proximal end of the system. The delivery procedure is brief, typically taking less than twenty minutes, during which the patient is either anaesthetized or semisedated.

•

EndoBarrier Removal System — EndoBarrier is removed at the end of the treatment period via a minimally invasive endoscopic procedure using our proprietary grasper which passes through a standard gastroscope. The grasper is used to pull one of two drawstrings that connect to the EndoBarrier anchor assembly to collapse the anchor inward. As the drawstring is pulled, EndoBarrier collapses inward and the anchor system disengages from the wall of the duodenum. The retrieval hood, placed on the end of a gastroscope, allows the EndoBarrier anchor assembly to be pulled and collapsed into the hood and positioned to cover the anchor. The implant is then safely removed through the patient’s stomach, esophagus, and mouth. The EndoBarrier device is usually retrieved in a brief procedure typically taking less than twenty minutes, during which the patient is either anaesthetized or semisedated.

EndoBarrier has been shown in multiple company-sponsored and independent clinical studies to lower blood sugar levels (hemoglobin A1c or HbA1c), reduce excess body weight, and positively affect other health metrics and comorbidities.

EndoBarrier is approved and commercially available in multiple countries outside the United States, including in Europe, the Middle East, and South America.

In the United States, we must seek agreement from the FDA to conduct a clinical study under an investigational device exemption (IDE). To gain regulatory approval to commercialize EndoBarrier in the United States, we must submit a pre-market authorization (PMA) application for review and approval by the FDA.

Operations

We began selling EndoBarrier in Europe and South America in 2010 and in Australia in 2011. To date, we have distributed over 3,500 EndoBarriers and generated a total of $7.8 million in revenue. We have incurred net losses in each year since our inception.

We were incorporated in Delaware in 2003. We have raised net proceeds of approximately $232.6 million through sales of our equity. We generated $75.7 million in proceeds, net of expenses, through the sale of convertible preferred stock to a number of US venture capital firms, two global medical device manufacturers, and individuals prior to going public. In June 2011, we issued convertible term promissory notes to several of our shareholders totaling $6.0 million, which were repaid concurrently with the closing of our IPO in September 2011 with the associated gross proceeds. In September 2011, we raised approximately $72.5 million, net of expenses, and repaid $6.0 million of convertible term promissory notes in our IPO in Australia and simultaneous private placement of Chess Depository Interests (CDIs) to accredited investors in the United States. In connection with the IPO, all our existing shares of preferred stock were converted into common stock.

In July and August 2013, we raised approximately $52.5 million, net of expenses, in an offering of our CDIs to sophisticated, professional, and accredited investors in Australia, the United States, and certain other jurisdictions. In May 2014, we raised approximately $30.8 million, net of expenses, in an offering of our CDIs to sophisticated, professional, and accredited investors in Australia, Hong Kong, the United Kingdom, and certain other jurisdictions.

In December 2016, we raised approximately $1.0 million, net of expenses, in an offering of our CDIs to sophisticated and professional investors in Australia and certain other jurisdictions. In January 2017, we raised approximately $0.2 million, net of expenses, in an offering of our CDIs to eligible shareholders under a Security Purchase Plan (SPP) available to security holders with registered addresses in Australia or New Zealand.

We will continue to seek additional capital to fund the company’s operations as the situation dictates. Future financing may take the form of a number of different options as the management team seeks the best solutions for our corporate needs, clinical support of EndoBarrier, and our shareholders.

We are headquartered in Boston, Massachusetts, where the majority of the company’s employees work. We have employees and subsidiaries in the Netherlands, Germany, and Australia.

We are in the process of validating a contract manufacturer who will manufacture EndoBarrier. This is a result of eighteen months of joint effort with a world-class contract manufacturer in Mansfield, Massachusetts.

The rights of our shareholders are governed by Delaware general corporation law. We have five subsidiaries: GI Dynamics Securities Corporation, a Massachusetts-incorporated nontrading entity; GID Europe Holding B.V., a Netherlands-incorporated nontrading holding company; GID Europe B.V., a Netherlands-incorporated company that conducts certain of our European business operations; GID Germany GmbH, a German-incorporated company that conducts certain of our European business operations; and GI Dynamics Australia Pty Ltd, an Australia-incorporated company that conducts our Australian business operations.

We will need to raise additional capital in 2017.

For the year ended December 31, 2016, we had revenue of approximately $0.5 million, and our net loss was approximately $13.1 million. Our accumulated deficit as of December 31, 2016, was approximately $248.2 million. As of December 31, 2016, we had approximately $8.3 million of cash and cash equivalents. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for further information regarding our funding requirements.

Market Opportunity

Unmet Clinical Needs in the Treatment of Type 2 Diabetes and Obesity

The International Diabetes Federation (2015) estimates there are 415 million adults with diabetes worldwide, with ~90% diagnosed with type 2 diabetes. Diabetes is the leading cause of cardiovascular disease, kidney failure, blindness, and lower-limb amputation in almost all high-income countries.

Three years after initial diagnosis, over half of patients with type 2 diabetes require multiple drug therapies; studies show that less than 50% of the type 2 diabetes population is adequately managed pharmacologically. At ten years postdiagnosis, most patients, despite insulin use in many, struggle to reach their hemoglobin A1c (HbA1c) treatment goals. HbA1c is a glycosylated hemoglobin molecule found in the bloodstream that is formed when red blood cells are exposed to blood glucose. HbA1c has become the generally accepted gold standard biomarker for measuring levels of diabetes control in clinical practice and in human trials.

Many patients and health care systems struggle to meet the financial burden imposed by the numerous concurrent medications required to attempt to control the progressive nature of type 2 diabetes.

According to the World Health Organization (2014), more than 1.9 billion adults 18 and older were overweight. Of these, 600 million people worldwide were considered obese (BMI ≥ 30 kg/m 2), a condition often leading to serious health consequences such as cardiovascular disease, diabetes, musculoskeletal disorders, and some cancers.

Those suffering from both type 2 diabetes and obesity total more than 169 million worldwide, representing one of the largest health care market issues and opportunities in the world. We believe that the unchecked worldwide rate of growth of the type 2 diabetes and obesity patient population presents one of the greatest unmanaged health risks in all of health care.

We believe EndoBarrier is the only new treatment with a proven clinical profile that can treat patients with type 2 diabetes and obesity in a safe, effective, nonpharmacological, and nonpermanent procedural manner.

The Treatment Gap

Our intent in developing, seeking regulatory approval, and marketing EndoBarrier is to help clinicians deliver a unique treatment option in a disease state that sorely lacks innovative new treatment options: the type 2 diabetes and obesity clinical space.

We and our scientific advisors feel there must be a seismic shift in how the medical establishment currently treats patients suffering from type 2 diabetes and obesity. We believe current treatment options fall well short of treating the disease. The number of patients progressing to later stages of type 2 diabetes and obesity continues to grow at an alarming rate. Yet less than half of all type 2 diabetes patients are adequately managed by pharmacotherapy, and insulin carries serious risks and contributes to further progression of obesity. At the extreme end of the treatment spectrum, the treatment options are limited to different types of bariatric or metabolic surgery, which are highly invasive procedures. Less than 2% of patients who are eligible for bariatric or metabolic surgery opt to undergo the procedure.

The graphic above illustrates the multiple treatment options along the course of progression of type 2 diabetes:

•	Risk associated with treatment increases from left to right.

•	Progression of diabetes and obesity increases on a vertical axis from left to right.

•	Lifestyle, diet, and exercise are the first line of defense against the progression of type 2 diabetes and obesity.

•	Pharmacotherapy

¡	Oral monotherapy is next, often with metformin as the first line of treatment.

¡	Multiple combinations may then be administered, as recommended by the American Diabetes Association.

¡	Ultimately, as disease progression continues, injected insulin may be prescribed.

•	Bariatric or metabolic gastric bypass surgery represents the final option.

•	A significant and rapidly growing patient population falls into the treatment gap, where the patient is inadequately managed by medication yet unwilling to undergo gastric bypass.

The type 2 diabetes and obesity treatment gap is widening at an alarming rate.

We believe that neither pharmacotherapy nor gastric bypass surgery adequately treat the disease.

More alarming is that for many patients who elect to undergo bariatric or metabolic surgery, the clinical gains are not permanent, but the exposure to risk associated with the procedure is. The fastest growing area of bariatric and metabolic surgery is revisional bariatric/metabolic intervention (RBMI) surgery, which carries an even higher rate of complications and risk.

We believe a solution is desperately needed to fill this treatment gap.

EndoBarrier Value Proposition

Our intent in developing EndoBarrier is to offer an alternative to pharmacotherapy, especially insulin, and an alternative to bariatric or metabolic surgery.

Obesity exacerbates insulin resistance and worsens type 2 diabetes. In situations where lifestyle modification and pharmacotherapy have failed and surgery is not an option or is considered a therapy of last resort, EndoBarrier is a proven solution intended to break the pathogenic relationship between type 2 diabetes and obesity. In clinical trials in both the United States and outside of the United States (OUS), EndoBarrier has been shown to:

•	Significantly improve glucose levels

•	Significantly lower body weight

•	Lower cardiovascular-related risks

EndoBarrier accomplishes this by affecting key hormones involved in insulin sensitivity, glucose metabolism, satiety, and food intake. (See section “The EndoBarrier Mechanism of Action.”)

Our intent in positioning EndoBarrier to fill the treatment gap is to help patients and clinicians avoid the initiation of insulin therapy by helping patients maintain lower HbA1c levels and slowing the progression of type 2 diabetes. Furthermore, for those patients whose type 2 diabetes has progressed to the point where insulin therapy is necessary, we hope EndoBarrier will reduce HbA1c levels to the point where insulin is no longer needed. Finally, if the progression of type 2 diabetes is severe enough to warrant gastric bypass surgery, we hope that EndoBarrier may serve as an opportunity to control type 2 diabetes so that surgery may not be needed, or at least better prepare the patient for bariatric surgery by lowering weight and helping control other comorbidities prior to surgery.

Our goal:

EndoBarrier Value Proposition:

•	One solution — With EndoBarrier, patients with type 2 diabetes and obesity may control their glucose levels and weight with one procedure.

•

Incision-free procedure, does not alter anatomy — Brief, minimally invasive implantation and removal procedures that do not involve the cutting of any tissue or permanent anatomical alterations are far less invasive than bariatric or metabolic procedures and therefore may be more acceptable to patients.

•	Reduces and helps control HbA1c — Multiple studies have shown that EndoBarrier reduces HbA1c in a clinically meaningful manner.

•	Reduces and helps control body weight — Multiple studies have shown that EndoBarrier reduces weight in a clinically meaningful manner.

•	Simple procedure — The procedure is minimally invasive and fully reversible, usually takes less than twenty minutes, and may be conducted under general anesthesia or conscious sedation.

•	EndoBarrier is safe — EndoBarrier is currently the only treatment for type 2 diabetes without an established mortality rate.

•

Economically viable — An EndoBarrier procedure may significantly reduce costs associated with pharmacotherapy and costs of treating comorbidities. EndoBarrier is significantly less expensive than a single gastric bypass procedure, which becomes more expensive considering the revision rate and cost associated with RBMIs.

We and our scientific advisory board (SAB) are dedicated to furthering the scientific and clinical understanding of EndoBarrier, associated mechanisms of action, and the target disease states.

How EndoBarrier Works: EndoBarrier Mechanism of Action

EndoBarrier’s mechanism of action is widely accepted based on its functional similarities to Roux-en-Y gastric bypass surgery (RYGB). Clinical data suggest that once the EndoBarrier is implanted into the duodenum and proximal jejunum, ingested food passing through the EndoBarrier during the normal digestive process is prevented from interacting with the epithelium, microbiota, mucosal layer, or biliopancreatic secretions within the duodenum and proximal jejunum. The EndoBarrier acts as a physical barrier that prevents the interaction of food with pancreatic enzymes and bile. Pancreatic enzymes and bile pass outside EndoBarrier and mix with the food at the distal end of the liner, where absorption ultimately takes place in the intestine. Thus, EndoBarrier creates a functional but reversible bypass of the upper intestine. Unlike Roux-en-Y gastric bypass surgery,

EndoBarrier does not require an invasive and permanent surgical procedure or permanent physical modification of the stomach and exclusion of the distal stomach from the alimentary flow.

Our scientific team and advisors have postulated the following EndoBarrier mechanisms of action:

•	Decreased caloric intake — Studies have demonstrated that patients with EndoBarrier, aided by increased satiety from GLP-1, eat less and feel full longer, leading to a decrease in caloric intake.

•	Exclusion of the duodenum — This may offset an abnormality of gastrointestinal physiology responsible for insulin resistance and type 2 diabetes.

•

Increased nutrient delivery to the distal small bowel — Additional findings suggest that the exclusion of the proximal intestine (foregut theory) and increase in nutrient delivery to the distal small bowel (hindgut theory) created by EndoBarrier likely induce neuro-hormonal changes and nutrient sensing that affect energy balance and glucose homeostasis.

•

Secretion of GLP-1 — Partially digested nutrients reach the distal ileum, which stimulates the secretion of GLP-1 by L-cells located in this area. GLP-1 is known to regulate insulin secretion and action.

•	Increase in gut hormones — This contributes to the restoration of energy and glucose homeostasis.

•	Elevated GLP-1 and PYY levels — Both levels are elevated as quickly as one week post-implantation. Both hormones may play a role in satiety and body weight control.

•	Increased levels of bile acids — This stimulates thermogenesis and gut hormone secretions.

•

Improved islet function — Data suggest that pancreatic islet function is improved, affecting both insulin and glucagon secretion, positively affecting blood glucose levels. This shift to more favorable pancreatic islet function may be explained in part by the increase in the incretin hormone GLP-1 (as noted above) because this beneficial effect is well documented (i.e., a fundamental mechanism of both DPP4 inhibitor and GLP-1 receptor agonist pharmacologies).

•	Intestinal flora — EndoBarrier may positively alter intestinal flora.

There is no known evidence of significant malabsorption of ingested calories with the EndoBarrier device. EndoBarrier covers only 60 cm of duodenal and proximal jejunal mucosa, which represents less than 15% of the length of the small intestine and leaves almost the entire jejunum and ileum for digestion and absorption.

2016 in Review

For us, 2016 was a year focused on stabilizing the Company and rebooting operations by significantly reducing cash burn, making wholesale changes to management and the employee base, addressing difficult legacy issues across multiple areas, supporting OUS commercial goals, and re-engaging with the FDA.

The company appointed three new executives to help stabilize and rebuild. The new team consists of a chief executive officer, chief financial officer, and chief compliance officer who have significant experience in corporate turnarounds and revitalizing distressed assets. They in turn have recruited highly experienced professionals who have been engaged since of the second quarter of 2016 with the sole purpose of rebuilding GI Dynamics and continuing to support EndoBarrier as a critical treatment option for clinicians and patients in the markets we serve.

The new team has conducted a thorough review of all available EndoBarrier safety and efficacy data as a first priority to ensure the device is safe and effective. This included hiring an independent consulting team with significant risk management, biostatistical, and quality management system experience to evaluate all major risks of EndoBarrier as well as the EndoBarrier efficacy profile. In addition, multiple new analyses of EndoBarrier were conducted, including a process optimization effort aimed at documenting the best practices from the most successful high-volume clinicians around the world and DNA analysis of explanted EndoBarriers.

We have retained numerous experienced clinicians who have served as clinical experts to provide feedback with regard to any instructions for use (IFU) or label changes to EndoBarrier, including modifications to recommended medication, patient selection, and patient monitoring.

Given this comprehensive review, the team has concluded that EndoBarrier is a safe and effective device. We will continue to analyze and work to more fully understand the benefit: risk profile of EndoBarrier and how best to optimally utilize the device.

We believe EndoBarrier to be a safe and effective device that fills a growing treatment gap in a unique manner.

The new leadership team undertook a comprehensive restructuring of every expense and major contract with the goal of reducing burn as rapidly as possible. The company restructured or replaced contracts with all major service providers and closed out all activities related to the pivotal trial in the United States, the ENDO clinical trial. The company ended its lease and moved out of its Lexington, Massachusetts, facility to a new facility in Boston, Massachusetts, which is significantly less expensive and offers a greater opportunity to attract new hires.

The changes to the leadership, employee base, and systems of the company are evidence of a comprehensive cultural change at GI Dynamics that will continue to evolve through 2017 and beyond. The company is operating with a high level of focus on accountability. When the new leadership team joined GI Dynamics at the end of Q1 2016, the following areas of focus were communicated. The results of the new team’s focus on these areas are captured here.

Corporate priorities for 2016, communicated on Q1 2016 shareholder call on 12 May 2016 (AEST):

1.	Modify cost structure.

2.	Rebuild team.

3.	Develop clinical data and core science.

4.	Focus revenue efforts.

5.	Improve regulatory relationships.

By the end of 2016, the following results were achieved:

1.	Modify cost structure.

Decreased cash used in operations from 2015 by over 60%.

Reduced quarterly burn from approximately $4.8 million in Q4 of 2015 to approximately $2.5 million in Q4 of 2016.

Analyze every line item of spending on a monthly basis. Replaced every large vendor with a less expensive and more appropriate service provider.

2.	Rebuild team.

New leadership team.

Completely reworked team; hired new experienced professionals. Retained core team where appropriate.

3.	Develop clinical data and core science.

Multiple clinical studies announced data in 2016.

Conducted thorough analysis of clinical data and risk and safety data.

4.	Focus revenue efforts.

Redoubled efforts supporting reimbursement in the United Kingdom and Germany.

Retained key accounts during reduction in commercial expense.

5.	Improve regulatory relationships.

Re-engaged with FDA.

Improved relationships with the regulatory bodies we work with.

Was unable to solve historical compliance issue within allotted time in Australia, which resulted in Therapeutic Goods Administration (TGA) cancellation.

Although we were able to achieve most of the objectives first communicated by the new leadership team in 2016, we were not able to achieve all our stated objectives.

Most notably, we were not able to solve historical compliance issues with the TGA dating back to early 2015. The result was the delisting of EndoBarrier from the Australian Register of Therapeutic Goods (ARTG). Despite this, all patients with an implanted EndoBarrier in Australia will be allowed to proceed to their scheduled therapy duration and removal at the time of the treating clinician’s choosing; there was no recall associated with this regulatory decision. In addition, an investigator-initiated and -led clinical trial focused on nonalcoholic fatty liver disease (NAFLD) and type 2 diabetes continues to enroll participants in Australia.

We and our new quality and regulatory teams have built significantly stronger relationships with regulatory agencies in multiple countries and have enhanced surveillance, complaint handling, and reporting systems. This has resulted in a significantly improved dialogue between the company and the regulatory agencies governing EndoBarrier use in Europe and the Middle East.

In addition, we achieved the following notable items:

•	Presented ENDO preliminary clinical data trial at ADA

•	Appointed Dan Moore as non-executive chairman of the board

•	Presented ABCD REVISE clinical study data at ADA

•	Presented NAFLD data at ADA

•	Presented “The Effect of 1-Year’s Endoscopic Proximal Intestinal Exclusion Using EndoBarrier on 10-Year Cardiovascular Risk in Type 2 Diabetes” at ADA

•	German hospitals won reimbursement arbitration court cases supporting EndoBarrier reimbursement under NUB-1

•	Released German registry data on over 235 patients at EASD

•	Closed financing of 15% shelf registration, raising ~USD $1.1 million

•	Association of British Clinical Diabetologists initiated Worldwide EndoBarrier Registry

•	FDA Accepted ENDO clinical study report

•	U.S. Patent Office and the European Patent Office granted 8 patent allowances

•	Closed Lexington Massachusetts office, terminated lease, moved into new facility in Boston Innovation District

EndoBarrier remains ahead of known competition; we have not lost our first-mover advantage. In fact, given that the unmet clinical need continues to grow every day, coupled with the fact that significant new data emerge regularly from clinicians who independently continue to reinforce the unique safety and efficacy profile of EndoBarrier, the future for EndoBarrier is bright.

Our team and many clinicians around the world firmly believe EndoBarrier represents a vital treatment option that fills a significant gap in current options in the type 2 diabetes and obesity disease state. We are universally committed to making EndoBarrier safe, effective, and available to clinicians around the world.

The new team has rapidly learned from the past, understands the issues, and is focused on delivering on the clinical promise of EndoBarrier and the strategic promise of GI Dynamics in 2017 and beyond.

Strategic Focus in 2017: The Path Forward

We are focused on the following initiatives in 2017, which are described in greater detail below:

1.	Continue to rebuild GI Dynamics from the ground up.

¡	Build the new team and evolve the culture

¡	Complete systems overhaul

¡	Update risk management

¡	Continue implementing lean operating environment and spending controls

2.	Focus on commercial outcomes in targeted geographies.

¡	Continue to focus efforts on reimbursement in the United Kingdom and Germany.

¡	Focus on commercial activity, primarily in the United Kingdom and Germany, with additional focus on other European countries and the Middle East.

¡	Revitalize and revamp corporate and product branding.

¡	Retain core commercial team.

¡	Optimize commercial model and sales force effectiveness.

3.	Continue to develop additional clinical data regarding EndoBarrier’s safety and efficacy.

¡	Remain focused on additional clinical data being generated around the world.

¡	Build and leverage a world-class scientific advisory board.

4.	Move toward US IDE plan and clinical study.

¡	Seek agreement with FDA to commence IDE trial to gain U.S. regulatory approval for EndoBarrier.

5.	Adequately capitalize the company and continue to operate in a lean fashion.

1. Continue to rebuild GI Dynamics from the ground up:

•	Build the new team and evolve the culture

•	Complete systems overhaul

•	Update risk management

•	Continue implementing lean operating environment and spending controls

Building the new team and evolve the culture

The new management team continues to evolve our operations and attract talented new employees. We have added and will continue to add full-time employees and key consultants with significant domain expertise to provide work product at a high level.

The new culture at GI Dynamics is focused on accountability, teamwork, and open communications, and has a strong focus on patient safety and supporting EndoBarrier patients, clinicians, and provider organizations.

Complete systems overhaul

Our quality management system (QMS) has undergone a comprehensive review, undergone multiple SOP revisions and process improvement resulting in a measurable improvement to quality metrics. In addition, the company is close to validating its external contract manufacturer, a milestone that is the result of eighteen months of concerted effort.

Given the historical compliance issues at GI Dynamics, there remains risk of regulatory compliance issues moving forward. We are working to reduce that risk.

Update risk management

Each clinical risk associated with EndoBarrier has been reviewed by an external team of risk management experts and clinicians.

Continue implementing lean operating environment and spend controls

On a cost-management basis, we have cut our costs significantly from $4.8 million cash used in operations in Q4 2015 to $2.5 million cash used in operations in Q4 2016 by renegotiating with or replacing every one of our largest or most expensive service providers. In addition, we moved our headquarters from Lexington, Massachusetts, to Boston, Massachusetts, and ended the lease for the larger Lexington facility in favor of a significantly smaller and less expensive Boston facility. The growth of the company from this point forward will be carried out only in a highly accountable and lean fashion.

2. Focus on commercial outcomes in targeted geographies:

We have continued to focus on building the foundation upon which revenue can be maximized in the following ways:

•	Continue to focus efforts on reimbursement in the United Kingdom and Germany.

•	Focus on commercial activity, primarily in the United Kingdom and Germany, with additional focus on the Middle East and additional EU geographies.

•	Revitalize and revamp corporate and product branding.

•	Retain core commercial team.

•	Optimize commercial model and sales force effectiveness.

Continue to focus efforts on reimbursement in the United Kingdom and Germany

We have dedicated significant time and effort towards gaining reimbursement in the United Kingdom and Germany. Management anticipates this focus will start to show results in 2017 and 2018. We expect early signs of these successes in 2017; we look forward to releasing information as it becomes available. Attaining reimbursement for new technologies is often a lengthy but necessary effort on the way to full commercialization.

German reimbursement

The German system of reimbursement is defined by a diagnostic related group (DRG) system similar to the DRG system in the United States. To proceed to an ideal level of full reimbursement, the German system provides for new technology payments within the Neue Untersuchungs- und Behandlungsmethoden (NUB system). NUB-1 is the highest level of new technology payment support in the system, and is designed to require payments that cover the gap between the full cost of a procedure including all supplies (including EndoBarrier) and the existing DRG. EndoBarrier was renewed at NUB-1 level in early 2017.

We have been working to support the increase of the base DRG to more appropriate levels by supporting EndoBarrier procedures within calculation hospitals. If, at the end of any calendar year, an adequate number of procedures have been conducted in calculation hospitals and supported by NUB-1 payments, a process may be initiated by the Institute for the Hospital Remuneration System (InEK) that may recalculate a new and higher DRG payment. This process occurs independently of involvement by us other than support by us for each procedure. The financial information from those procedures has been submitted independently of us to the German InEK to support a calculation for a potentially increased DRG that could take effect in either Q1 2018 or Q1 2019.

UK reimbursement

In the United Kingdom, we are following a two-pronged approach focused on a technical review process with the National Institute for Health and Care Excellence (NICE) and reimbursement support of individual clinical commissioning groups (CCGs).

We are continuing the engagement with NICE that was started in 2012 by refining the materials submitted and adding additional relevant clinical data to further support the NICE new technology evaluation process.

We support clinicians and hospital executives in their independent efforts to gain reimbursement from their local CCGs. There are 209 CCGs in the United Kingdom covering an average of 250,000 patient lives each. The executive leadership of each CCG is charged with optimizing the health of all patients within their CCG territory within their budget. We provide clinical and economic data to clinicians and hospital executives with the intent of assisting them in their work with their local CCG.

Although this activity is out of our direct control, we expect that the numerous clinicians who are aware of the growing untreated patient population, and the ability of EndoBarrier to help them treat said population, will follow the example of CCGs that have implemented an EndoBarrier payment plan and follow suit.

We are pursuing numerous awareness and advocacy activities to increase the awareness of EndoBarrier and its treatment effects.

Revitalize and revamp corporate and product branding

We are creating a new approach to messaging with a highly patient-centric message. This approach will manifest itself in refined messaging, updated and upgraded graphics, a new corporate website (www.gidynamics.com), and upgraded sales support tools.

Retention of core commercial team

We have focused on retaining our most experienced executives, sales professionals, clinical engineers, and distributors. We will continue to focus on attracting, training, and retaining the most effective sales professionals.

Optimize commercial model and sales force effectiveness

We employ a number of different sales force deployment strategies that range from 100% direct to 100% distributor, along with hybrid approaches combining both. These sales force deployment models will be evaluated for effectiveness and optimized on a real-time basis as the situation dictates. We are also focused on constantly improving the sales force effectiveness of our field teams through sales process optimization, individual and team development, and advanced analytical and sales operations support. Our management and sales leadership teams have significant experience in sales force deployment and optimization.

3. Continue to develop additional EndoBarrier safety and efficacy clinical data:

•	Remain focused on additional clinical data being generated around the world.

•	Build a world-class scientific advisory board.

Investigator-initiated clinical trials

EndoBarrier is the subject of multiple investigator-initiated trials and two independent registries. We and the independent investigators have maintained arms-length relationships with limited or no financial support to ensure the financial independence of these trials and to maintain the scientific credibility of the clinicians and the study results.

Two independent registries are currently enrolling.

German registry

The German registry is lead by: Professor Seufert, MD, from Freiburg University and Dr. Aberle, MD, from UKE Hamburg University. The German registry released clinical data on 234 patients at the European Association for the Study of Diabetes (EASD) in Munich in September 2016. This registry now has over 300 patients enrolled.

ABCD global registry

ABCD registry is a global registry run by the ABCD and financially supported by the UK National Health Service. More than 60 patients have been entered into the ABCD global registry.

Build and leverage a world-class SAB

As disclosed in the third quarter of 2016, a focus area of ours going forward will be to recruit a formal scientific advisory board. The SAB will be composed of a multidisciplinary and highly selective group of clinicians who share the belief that EndoBarrier is a critical part of their current treatment plans and are dedicated to helping us build on the scientific understanding and safety and efficacy profile of EndoBarrier.

The SAB will focus on expanding clinical support for both the safety and efficacy of EndoBarrier through analysis of current clinical data as well as helping to guide future clinical study plans. In addition, the SAB will lead efforts to understand and communicate mechanisms of action associated with different disease states, EndoBarrier function, and mechanisms associated with potential areas of risk for EndoBarrier. The SAB will also play a critical role in evaluating modifications to the labeling of EndoBarrier, optimizing the recommended medication protocol for treatment, and optimizing the comprehensive patient care plan supporting EndoBarrier among other material contributions.

4. Move toward US regulatory clearance:

Seek approval from FDA to gain US regulatory approval for EndoBarrier

GI Dynamics is working toward an IDE trial design that will be acceptable to the FDA. The purpose of this new trial is to prove the safety and efficacy of EndoBarrier in patients suffering from unmanaged type 2 diabetes and obesity. Management hopes to share further information with regards to the IDE study design in 2017.

5. Adequately capitalize the company and continue to operate in a lean fashion:

We will require additional capital to fund our operations, expand commercial efforts, primarily in the United Kingdom and Germany, continue to support revenue-generating operations in the Middle East, South America, and other select European countries, and fund an EndoBarrier clinical trial in the United States.

We will constantly evaluate multiple financing options with a focus on continuing to deliver a safe and effective treatment in EndoBarrier, continuing operations in a lean fashion, achieving the most impactful milestones, and maximizing shareholder value.

We will need to secure financing no later than the third quarter of 2017 to continue operations.

Finally, we have implemented numerous financial and operating systems and increased management oversight to ensure that as the company grows in the future, it will do so in a highly lean fashion.

Intellectual Property

We rely on a combination of patents, together with nondisclosure and confidentiality agreements, to establish and protect the proprietary rights to our technologies. Seedling Enterprises, LLC, initially conceived and developed our technology. In 2003, Seedling Enterprises, LLC, incorporated as GI Dynamics, Inc., and transferred all of its intellectual property relating to EndoBarrier to us with no further claims or royalties in exchange for shares of our common stock, par value $0.01 per share, or common stock.

On December 31, 2016, our current patent portfolio was composed of 155 issued and pending US and non-US patents. We have been issued 43 US patents and maintain 17 pending US patent applications. We have also sought intellectual property protection outside the US and have been issued 72 patents across Australia, Canada, China, the European Patent Convention region (including Austria, Belgium, France, Germany, Ireland, Italy, the Netherlands, Spain, Sweden, Switzerland, Turkey, and the United Kingdom), Hong Kong, and Japan, and we have 2 pending PCT applications and 21 pending foreign patent applications. We believe our patents and patent applications cover, but are not limited to, the following areas:

•	The gastrointestinal liner and anchor;

•	Delivery and removal systems;

•	Placement of the device;

•	Treatment alternatives; and

•	The restrictor device.

Our current issued patents expire between 2023 and 2031. We also actively monitor our intellectual property by regularly reviewing new developments to identify extensions to our patent portfolio.

We entered into a patent license agreement with Crabb Co., LLC, or Crabb, in 2003, which was amended in 2005, for the in-license of certain intellectual property related to the anchoring of an intestinal liner, which is anchored in the pylorus. This license was obtained early in our history, and though we are not currently using this intellectual property, it may be useful in future implant designs. The royalty obligation begins with US commercial sales of products covered by the Crabb intellectual property. The royalty percentage may vary on products covered by the license, but, in any case, the royalties are not considered significant. We will cease paying royalties, if any, when the patent covered by the license expires in 2017.

We employ external patent attorneys to assist us in managing our intellectual property portfolio.

In 2013, we settled litigation with the supplier of the liner material used to manufacture EndoBarrier, W. L. Gore & Associates, Inc., or Gore. Under the settlement, we retain exclusive ownership and control of our patent portfolio, and we and Gore have dismissed all claims against each other. We also granted Gore a nonexclusive, royalty-free license to use our patents, restricted to the vascular system. Gore is not licensed to use our patents for any applications in the gastrointestinal tract. Neither we nor Gore are required to make any cash payments to the other, nor will any royalties be due.

Item 1A. RISK FACTORS

Our business faces many risks. We believe the risks described below are the material risks that we face. However, the risks described below may not be the only risks that we face. Additional unknown risks or risks that we currently consider immaterial, may also impair our business operations. If any of the events or circumstances described below actually occur, our business, financial condition or results of operations could suffer, and the trading price of our CDIs could decline significantly. You should consider the specific risk factors discussed below together with the cautionary statements under the caption “Forward-Looking Statements” and the other information and documents that we file from time to time with the Securities and Exchange Commission, or SEC.

Risks Related to Our Business

We will need substantial additional funding and may be unable to raise capital when needed, which could force us to delay, reduce, or eliminate planned activities or result in our inability to operate as a going concern.

As we have limited commercialization of our products, we are generating a small amount of revenue and are not cash flow positive or profitable. Our net revenue from product sales was approximately $0.5 million for the year ended December 31, 2016 and, as of December 31, 2016, we had cash and cash equivalents of approximately $8.3 million. Our existing capital is insufficient to meet our requirements (including the costs of commercializing our products, conducting clinical trials, obtaining regulatory approvals and partnering with third-party manufacturers) and cover any losses, so we will need to raise additional funds through financings or borrowings prior to September 30, 2017. Failure to raise additional funds could delay, reduce, or halt our commercialization and clinical trial efforts and would impact our ability to continue as a going concern.

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

We are a medical device company with a limited history of operations and have limited commercial experience with our product. We have incurred net losses since our inception, including net losses of approximately $48.2 million, $35.2 million and $13.1 million for the fiscal years ended December 31, 2014, 2015 and 2016, respectively. As of December 31, 2016, our accumulated deficit was approximately $248.2 million. Although we have started to generate revenues from sales in select markets outside the U.S., we expect to continue to incur significant operating losses for the foreseeable future as we incur costs, including those associated with commercializing our products, conducting clinical trials to test our products, attempting to secure regulatory approvals for our products (in the U.S. and other countries) and increased costs associated with being a public company in the U.S. with equity securities listed on the Australian Securities Exchange, or ASX.

We cannot predict the extent of our future operating losses and accumulated deficit and we may never generate sufficient revenues to achieve or sustain profitability.

In order to commercialize our products in the U.S. and certain other countries, we will need to obtain regulatory and other approvals. If we are unable to achieve or are delayed in achieving such approvals, this could have a significant effect on the time it takes to commercialize our technology in the U.S. and certain other countries.

At present, our only product that is approved for marketing and sale is EndoBarrier, which has received CE Mark approval in the E.U. In October 2016, we received final cancellation notification from the Australian Therapeutic Goods Administration, or TGA, for the listing of EndoBarrier on the Australian Register of Therapeutic Goods, or ARTG. As a result, we are not permitted to supply the EndoBarrier device in Australia for use outside of approved trials. There is no guarantee that we will maintain the CE Mark, be reapproved for inclusion on the ARTG, or obtain additional approvals from regulatory bodies, including the FDA in the U.S., to commercialize EndoBarrier or any of our other products. In the U.S., we stopped our pivotal trial of EndoBarrier. Accordingly, we will not be able to obtain FDA approval to commercialize EndoBarrier in the U.S. without a new clinical trial which may be lengthy and expensive. The regulatory authorities in other countries may also require additional clinical trials. Necessary regulatory approvals could also be delayed, which could significantly impact our ability to commercialize our technology in the U.S. and other countries.

We depend heavily on the success of our product, EndoBarrier, which is commercialized in select markets outside the U.S.

Assuming that we can obtain the required regulatory approvals in the U.S. and certain other countries, we expect to derive substantially all of our revenue from sales of our product, EndoBarrier, which is currently commercialized in the E.U. and the Middle East. Accordingly, our ability to generate revenues in the future relies on our ability to market and sell this product.

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

•	the price of EndoBarrier and the third-party coverage and reimbursement for procedures using EndoBarrier.

•	the extent to which reimbursement may be secured for each country in which EndoBarrier is commercialized.

•	our ability to attract and retain professional sales personnel to drive EndoBarrier revenue

We cannot predict the outcome and timing of our current and future human clinical trials of EndoBarrier products.

The results of current and future human clinical trials, whether investigator initiated or Company sponsored, cannot be predicted. If EndoBarrier or new products that we develop and test in the future cause serious adverse events in future human clinical trials, these trials may need to be delayed or stopped. In addition, these clinical trials may not produce positive safety or efficacy results, or may produce results that are not as favorable as those seen in previous clinical trials.

Negative safety or efficacy results of our U.S. pivotal trial or any other current or future human clinical trials could require that we attempt to modify the EndoBarrier device or the treatment guidelines to address these issues and there is no guarantee that any potential modifications would be successfully developed.

If current or future human clinical trials of EndoBarrier products do not meet the required clinical specifications or cause serious adverse or unexpected events, such as those experienced in our U.S. pivotal trial, then these results could also materially impact product sales and reimbursement where we are currently selling our product and could affect regulatory approvals and adoption in countries where our product is being or has been introduced or regulatory approvals to seek to expand the use of EndoBarrier. If we are not able to adequately address any adverse or unexpected events through training, education, changes in product design or product claims, this may significantly impair the commercial prospects for EndoBarrier.

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

•	perceived strength of products, procedures or pharmacotherapies as alternatives to EndoBarrier

•	perceived liability risks associated generally with the use of new products and procedures.

Although we have developed relationships with physicians who are key opinion leaders in certain countries, it cannot be assured that these existing relationships and arrangements can be maintained or that new relationships will be established in support of our products. If physicians do not consider our products to be adequate for the treatment of type 2 diabetes and obesity or if a sufficient number of physicians recommend and use competing products or pharmacotherapies, it could harm our business and future revenues.

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

An important factor that may be relevant to market acceptance of EndoBarrier is whether it improves or maintains glycemic control and maintains weight loss over extended periods of time after removal of the device. While we have tested and evaluated our technology in several clinical trials with hundreds of patients which in aggregate have shown that EndoBarrier is an effective treatment for type 2 diabetes and obesity, we do not yet have sufficient data to demonstrate any longer-term benefits of our product in the treatment of type 2 diabetes and obesity following removal of the device from the patient.

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

In addition, numerous new regulatory changes in the E.U. came into effect in 2016. The company may not be able to comply with the new regulations and standards, despite compliance with prior regulations and standards

In addition, the company has evidenced a historical issue with compliance, leading to quality system issues that led to a 2014 shipping hold for E.U., multiple observations by the TGA in Australia regarding the company’s failure to comply with Essential Principals of the TGA and compliance issues which led to the TGA’s cancellation of the EndoBarrier’s listing on the ARTG. Given the history of non-compliance on a quality system basis, a substantial risk exists of future compliance issues, until such time as the company has had adequate time and resources to address the historical issues.

In some countries, we rely on our foreign distributors and agents to assist us in complying with foreign regulatory requirements, and we cannot be sure that they will always do so. If we or any of our suppliers, third-party manufacturers, distributors, agents or customers fail to comply with applicable requirements, we may face:

•	adverse publicity;

•	investigations by governmental authorities;

•	fines and prosecutions;

•	inability to raise capital;

•	inability to attract and retain sales professionals;

•	inability to attract and agree to terms with business partners;

•	increased difficulty in obtaining required approvals;

•	losses of approvals already granted;

•	delays in purchasing decisions by customers or cancellation of existing orders; and

•	the inability to sell our products in or to import our products into such countries.

Regulatory requirements affecting the development, manufacture and sale of medical devices are evolving and subject to future change. We cannot predict what impact, if any, those changes might have on our business. Failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition and results of operations. Later discovery of previously unknown problems with a product or manufacturer could result in fines, delays or suspensions of regulatory approvals. The failure to receive product approval on a timely basis, or the withdrawal of product approval by regulatory agencies, such as the TGA’s cancellation of the EndoBarrier’s listing on the ARTG, could have a material adverse effect on our business, financial condition or results of operations.

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

Even if our patents are determined by a court to be valid and enforceable, they may not be sufficiently broad or enforceable to prevent others from marketing products similar to ours or designing around our patents, despite our patent rights. Our products may also nor may also not have freedom to operate unimpeded by the patent rights of others.

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

We rely on suppliers for several key components of EndoBarrier, in particular the material used to manufacture the sleeve used in EndoBarrier. We do not presently have active supply agreements with any of these suppliers. Our reliance on third-party suppliers subjects us to risks that could harm our business, particularly with respect to the supply of key components or processes. Although we believe that alternative suppliers are available, the process of identifying and qualifying new suppliers who can produce the components to our specifications could cause delays in the commercialization of our products.

In addition, we are in the process of validating a contract manufacturer for our product. We do not have experience with the manufacturer, and the manufacturer may fail to manufacture our products in a validated manner or to acceptable levels of quality.

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

Patients may not follow instructions from their physicians. Patients who ignore training and ignore their clinician’s request to remove EndoBarrier at the end of the 12 month indication for treatment may be exposed to greater clinical risk.

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

We rely on a third-party manufacturer for our products and this manufacturer is required to comply with regulatory requirements.

Completion of our current and future clinical trials and commercialization of our products require access to manufacturing facilities that meet applicable regulatory standards to manufacture a sufficient supply of our products. We will rely on a third-party manufacturer to meet the applicable regulatory requirements. To date, we have been working to complete the transfer of our technology and manufacturing processes to a designated third-party manufacturer. That process is not complete and we have not executed a separate manufacturing supply agreement. We anticipate completing such an agreement in the near term. Any disruption to manufacturing by this third-party manufacturer would adversely affect our business.

Suppliers of components and products used to manufacture our products and our third-party manufacturer must also comply with applicable regulatory requirements. These often require significant time, resources, record-keeping and quality assurance efforts and subject us, our suppliers and third-party manufacturer to potential regulatory inspections and stoppages. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored by regulatory authorities. Failure by us, our third-party manufacturer or suppliers to comply with regulatory requirements or failure to take satisfactory corrective action in response to an adverse inspection could result in enforcement actions that could disrupt manufacturing or sales of EndoBarrier.

In order to manufacture EndoBarrier in the quantities that we anticipate will be required to meet our clinical trial needs and market demand, we will need to increase production capacity and efficiency over current levels, and our third-party manufacturer must therefore be able to provide us with sufficient quantities of our product in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable cost and on a timely basis. Our potential future growth could strain the ability of our third-party manufacturer to deliver our product and obtain materials and components in sufficient quantities. Third-party manufacturers often experience difficulties in scaling up production, including problems with production yields and quality control and assurance. If we are unable to obtain a sufficient or consistent supply of EndoBarrier or any other product we are developing, or if we cannot do so efficiently, our revenue, business and financial prospects would be adversely affected.

Following our reduction of headcount in August 2015 and the second and third quarters of 2016, we may be unable to retain our remaining employees and therefore we may not be able to sustain our business.

Since we began our efforts to restructure our business and expenses (the “Restructuring”) in August 2015, our workforce has been reduced by 40 people, leaving 15 employees as of February 28, 2017.

As a result of the Restructuring, we are heavily dependent upon our ability to retain our remaining employees. The loss of the service of any of our remaining employees may have an adverse effect on our business. Given the magnitude of our reduction in force since August 2015, the morale of our remaining employees may be lower, employees may be distracted and any one of our remaining employees could terminate his or her employment with us at any time. A departing employee’s expertise would be difficult to replace and the failure to do so on a timely basis could have a material adverse effect on our ability to achieve our business goals. There can be no assurance that we will have the financial resources or otherwise to be successful in retaining our remaining personnel and our failure to do so could have a material adverse effect on our business, financial condition and results of operations. In addition, the Restructuring may prove to be more disruptive to our operations than we anticipated. For example, cost savings measures may distract management from our core business, harm our reputation, yield unanticipated consequences, such as attrition beyond the planned Restructuring, increased reliance on consultants, or increased difficulties in our day-to-day operations.

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

Our performance is substantially dependent on our senior management and key technical staff to continue to develop and manage our operations. The loss or the inability to recruit and retain high-caliber staff could have a material adverse effect on us. We also rely on the technical and management abilities of certain key directors, key members of our executive team and employees, consultants and scientific advisers. The loss of any of these directors, members of the executive team, employees, consultants or scientific advisers could have an adverse effect on our business. In March 2016, our prior chief executive officer left the Company.

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

As of December 31, 2013, we became subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Although the existing listing of our Chess Depositary Interests, or CDIs, on the ASX requires us to file financial information and make certain other filings with the ASX, our status as a reporting company under the Exchange Act causes us to incur additional legal, accounting and other expenses, including costs related to compliance with the requirements of the Sarbanes-Oxley Act of 2002, insurance costs related to being an exchange act reporting company and other administrative costs. We also expect all of these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board or as executive officers. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

As our activities produce revenues and incur expenses in a variety of different currencies, we are exposed to exchange rate risk which may affect our financial performance and position. Furthermore, some of our funds may be held in euros, Australian dollars or other currencies, while our functional currency is U.S. dollars. We are not currently hedging against exchange rate fluctuations, and consequently we will be at the risk of any adverse movement in the U.S. dollar exchange rate if we exchange funds held in one currency into another currency.

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

Completion of our current and future clinical trials and commercialization of our products requires access to manufacturing facilities that meet applicable regulatory standards to manufacture a sufficient supply of our products. The third-party manufacturer and suppliers of components and parts that we intend to use to manufacture our products must also comply with applicable regulatory requirements, which often require significant time, money, resources and record-keeping and quality assurance efforts and subject us, our third-party manufacturer and our suppliers to potential regulatory inspections and stoppages.

Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by regulatory authorities. Failure by us, our third-party manufacturer or our suppliers to comply with regulatory requirements or failure to take satisfactory corrective action in response to an adverse inspection could result in enforcement actions, including a public warning letter, a shutdown of, or restrictions on, our ability to obtain sufficient quantities of our products, delays in approving or clearing a product, refusal to permit the import or export of our products or other enforcement action.

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

We are eligible to be treated as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Common Stock and CDIs less attractive to investors.

We are an “emerging growth company”, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company until the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective Securities Act registration statement, although circumstances could cause us to lose that status earlier, including if the market value of our Common Stock and CDIs held by non-affiliates exceeds $700.0 million as of any June 30 before that time or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. We cannot predict if investors will find our Common Stock or CDIs less attractive because we may rely on these exemptions. If some investors find our Common Stock or CDIs less attractive as a result, there may be a less active trading market for our Common Stock or CDIs and our stock price may be more volatile.

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

Our CDIs are only listed on the ASX and are not listed for trading on any other securities exchanges in Australia, the U.S. or elsewhere. As such, there can be no guarantee that an active market in the CDIs will develop or continue, or that the market price of the CDIs will increase. If a market does not develop or is not sustained, it may be difficult for investors to sell their CDIs. Furthermore, the market price for the CDIs may fall or be made more volatile because of the relatively low volume of trading in our securities. When trading volume is low, significant price movement can be caused by trading in a relatively small number of shares.

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

As of March 15, 2017, 4 shareholders and their affiliated entities owned approximately 57.7% of our outstanding shares of Common Stock, or CDIs representing Common Stock, in the aggregate. As a result, these shareholders, if they act together, would be able to exert a significant degree of influence over our management and affairs and over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may harm the market price of the CDIs by delaying or preventing a change in control, even if a change is in the best interests of our other shareholders.

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

On May 23, 2013, we entered into a Sublease Agreement with Cambridge Technology, Inc., as sub-landlord for the sublease of the premises located at 25 Hartwell Avenue, Lexington, Massachusetts. The subleased premises were approximately 33,339 square feet. The sublease expired on December 31, 2016.

In June 2016, we entered into a non-cancelable agreement to lease approximately 4,200 square feet of office and laboratory space in Boston, Massachusetts. The lease commenced in June 2016 and expires in April 2018. There are no extension options. In the event that the lease is terminated early, and provided there is sufficient notice, we believe we could find suitable alternative premises with no interruption in operations. If the lease is terminated without notice or the premises are severely damaged, there could be an impact on our operations while we relocate to new premises. We believe that these premises are suitable and adequate for our needs now and for the foreseeable future.

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

Period	High per CDI (A$)	Low per CDI (A$)	High per share of Common Stock (US$)	Low per share of Common Stock (US$)
Fiscal Year 2016:
First Quarter	0.03	0.02	1.08	0.57
Second Quarter	0.04	0.02	1.41	0.57
Third Quarter	0.04	0.02	1.46	0.57
Fourth Quarter	0.04	0.02	1.30	0.69

Fiscal Year 2015:
First Quarter	0.32	0.12	12.50	4.59
Second Quarter	0.18	0.11	6.84	4.14
Third Quarter	0.17	0.03	6.36	1.08
Fourth Quarter	0.03	0.02	1.22	0.87

On December 31, 2016, the last reported sale price of our CDIs was A$0.02 per CDI, or $0.83 per share of Common Stock.

As of December 31, 2016, 1,180,604 of our shares were subject to outstanding options, restricted stock units and warrants to purchase shares of Common Stock.

Holders

As of March 15, 2017, we had 11,157,489 shares of Common Stock issued and outstanding with approximately 20 holders of record. The holders included CHESS Depositary Nominees Pty Limited, or CDN, which held 11,059,680 shares of our Common Stock in the form of CDIs on behalf of the CDI holders; there were approximately 1,056 registered owners of our CDIs on March 15, 2017.

Dividends

We have never declared or paid any dividends on our share capital and do not currently anticipate declaring or paying dividends in the foreseeable future. We currently intend to retain all of our future earnings, if any, to finance the operation and expansion of our business. Any future determination relating to our dividend policy will be made at the discretion of the Board of Directors, the Board, and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and covenants and other factors that the Board may deem relevant.

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

The following performance graph compares the performance of our Common Stock from December 31, 2011 through December 31, 2016, after giving effect to the fifty-for-one CDI-to-Common Stock exchange ratio and after converting to U.S. dollars using the closing exchange rate applicable on the relevant date as reported by the Reserve Bank of Australia, to the performance of the NASDAQ Composite Index and the NASDAQ Medical Equipment Index from December 31, 2011 through December 31, 2016. The comparison assumes $100 was invested in our Common Stock after the market closed on December 31, 2011. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our Common Stock to date. The stockholder return shown on the performance graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF CUMULATIVE TOTAL RETURN*

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

You should read the following selected financial data together with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statements of comprehensive loss data for the years ended December 31, 2016, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016, and 2015 from our audited financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statements of comprehensive loss data for the years ended December 31, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014, 2013 and 2012 from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except share and per share data)
Consolidated Statement of Comprehensive Loss Data:
Revenue	$545	$1,316	$2,828	$2,255	$668
Cost of revenue	1,291	5,723	4,089	2,492	1,358

Gross loss	(746)	(4,407)	(1,261)	(237)	(690)

Operating expenses:
Research and development	3,928	16,635	26,654	14,676	11,469
Sales and marketing	2,194	5,073	10,023	11,011	7,886
General and administrative	6,250	8,391	10,252	8,932	10,085

Total operating expenses	12,372	30,099	46,929	34,619	29,440

Loss from operations	(13,118)	(34,506)	(48,190)	(34,856)	(30,130)

Other income (expense):
Interest income	42	68	253	366	678
Interest expense	—	(1)	(1)	(5)	(8)
Foreign exchange gain (loss)	10	(647)	(514)	(955)	1,871
Re-measurement of warrant liability	(17)	9	317	(32)	822

Other income (expense), net	35	(571)	55	(626)	3,363

Loss before income tax expense	(13,083)	(35,077)	(48,135)	(35,482)	(26,767)
Income tax expense	33	84	70	96	19

Net loss	$(13,116)	$(35,161)	$(48,205)	$(35,578)	$(26,786)

Basic and diluted net loss per common share	$(1.37)	$(3.71)	$(5.36)	$(5.26)	$(4.70)

Weighted-average number of common shares used in basic and diluted net loss per common share	9,555,246	9,488,063	8,997,754	6,767,696	5,701,567
Comprehensive loss	$(13,116)	$(35,161)	$(48,205)	$(35,578)	$(26,786)

	December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and held to maturity securities	$8,293	$19,590	$51,191	$58,616	$41,481
Working capital (excluding deferred revenue)	6,669	17,871	49,583	62,110	42,080
Total assets	9,198	21,782	59,500	69,325	48,885
Deferred revenue	11	11	412	722	721
Long-term debt, including current portion	–	–	–	58	125
Warrant liability	17	–	9	326	294
Total liabilities	2,408	3,524	9,322	6,940	7,177
Total stockholders’ equity	6,790	18,258	50,178	62,385	41,708

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

Overview

We are a medical device company headquartered in Boston, Massachusetts, which is dedicated to restoring health and improving quality of life through the design and application of device and disease management solutions for treatment of metabolic disease. Our vision is to make our product, EndoBarrier, a vital treatment option for patients with type 2 diabetes and obesity by restoring healthier blood sugar levels and reducing body weight. EndoBarrier is the first endoscopically-delivered device approved for the treatment of obese type 2 diabetes. EndoBarrier is the only proven, incision-free, non-anatomy altering solution designed to specifically mimic the clinical benefit of the duodenal-jejunal exclusion created by gastric bypass surgery. We have commercially launched EndoBarrier, which is approved and commercially available in multiple countries outside the U.S.

In the U.S., we commenced enrollment of patients in our pivotal trial of EndoBarrier Therapy, the ENDO Trial, in 2013. In the third quarter of 2015, we announced our decision to stop the ENDO Trial. On August 21, 2015, we announced that we were reducing headcount by approximately 46% as part of our efforts to restructure our business and expenses in response to stopping the ENDO Trial and to ensure sufficient cash remained available for us to establish new priorities, continue market development and research, and to evaluate strategic options.

As part of our reorganization efforts in the third quarter of 2015, we decided to focus sales activity on a limited number of countries while disengaging from others. As a result, we are focused on the commercialization of EndoBarrier in selected countries in Europe and the Middle East. In certain geographies where reimbursement is necessary for clinical acceptance and commercial uptake such as in Europe, we are receiving partial reimbursement in certain markets at a local level, but we have not yet achieved full or national reimbursement in any market.

On May 10, 2016, we announced that we were further reducing headcount by approximately 30% as part of our previously announced efforts to restructure our expenses in order to extend our cash runway.

On September 14, 2016, we announced that we received formal notification from the TGA of the cancellation of the EndoBarrier device’s inclusion on the ARTG, taking effect on October 12, 2016. As a result, with effect from October 12, 2016, we are not permitted to supply the EndoBarrier device in Australia, outside of approved trials.

For financial reporting purposes, we have one reportable segment which designs, manufactures and markets a medical device for the treatment of type 2 diabetes and obesity.

To date, we have devoted substantially all of our efforts to research and development, business planning, clinical research, clinical study management, reimbursement development, product commercialization, acquiring operating assets and raising capital. We have incurred significant operating losses since our inception in 2003. As of December 31, 2016, we had an accumulated deficit of approximately $248.2 million. We expect to incur net losses for the next several years while we continue to evaluate which markets are appropriate to continue pursuing reimbursement, market awareness and general market development efforts, and continue to restructure our business and costs, establish new priorities, continue limited research, and evaluate strategic options.

We have raised net proceeds of approximately $232.6 million through sales of our equity. We generated $75.7 million in proceeds, net of expenses, through the sale of convertible preferred stock to a number of U.S. venture capital firms, two global medical device manufacturers and individuals, prior to going public. In June 2011, we issued Convertible Term Promissory Notes to several of our shareholders totaling $6.0 million, which were repaid concurrent with the closing of our IPO in September 2011 with the associated gross proceeds. In September 2011, we raised approximately $72.5 million, net of expenses and repayment of $6.0 million of Convertible Term Promissory Notes, in our IPO in Australia and simultaneous private placement of CDIs to accredited investors in the U.S. In connection with the IPO, all of our existing shares of preferred stock were converted into Common Stock.

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

In December 2016, we raised approximately $1.0 million, net of expenses, in an offering of our CDIs to sophisticated and professional investors in Australia and certain other jurisdictions. In January 2017, we raised approximately $0.2 million, net of expenses, in an offering of our CDIs to eligible shareholders under a Special Purchase Plan available to security holders with a registered address in Australia or New Zealand.

Our corporate headquarters are located in Boston, Massachusetts.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements prepared in accordance with generally accepted accounting principles in the U.S. The preparation of these financial statements requires us to make certain estimates and assumptions that may affect the reported amounts of assets and liabilities, and the reported amounts of revenues and expenses during the reported periods and related disclosures. These estimates and assumptions, including those related to revenue recognition, inventory valuation including reserves for excess and obsolete inventory, impairment of long-lived assets, valuation of warrant liabilities income taxes including the valuation allowance for deferred tax assets, research and development expenses, estimates used in assessing our ability to continue as a going concern, contingencies and stock-based compensation are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on our historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions.

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

We consider revenue to be realized or realizable and earned when all of the following criteria are met: persuasive evidence of a sales arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Revenue is recognized upon passage of title and risk of loss to customers, unless a consignment arrangement exists, and provided an estimate can be made for sales returns.

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

¡	When doubt exists about collectability from specific customers, we defer revenue from sales of products to those customers until payment is received.

In certain circumstances, we allow customers to return defective or nonconforming products for credit or replacement products. Defective or nonconforming products typically include those products that resulted in an unsuccessful implant procedure. We consider these transactions to be product returns and base our estimate for sales returns upon historical trends and record the amount as a reduction to revenue upon the initial sale of the product. In the event we are unable to reasonably estimate future returns, we recognize revenue when the right of return lapses. Prior to the fourth quarter of 2013, we did not have sufficient historical experience on which to base an estimate of returns, and therefore recognized revenue when the right of return lapsed. We determined this point to be when the product was implanted or otherwise consumed and payment was received from the customer, which indicated that we had no further obligations to the customer and that the sale was complete. As a result, starting in the fourth quarter of 2013, we began to recognize revenue at the time of delivery net of these return estimates. Prospectively, we will continue to evaluate whether we have sufficient data to determine return estimates as we enter new markets.

We had certain relationships in which title to delivered product passed to a buyer, but the substance of the transaction was that of a consignment arrangement. In these cases, we recognized revenue when the product was implanted or otherwise consumed and payment was received from the customer, which indicated that we had no further obligations to the customer and that the sale was complete. For these transactions, revenue recognition was deferred until the sale was complete.

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

The assumptions used in determining the fair value of stock-based awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change, and we use different assumptions, our stock-based compensation could be materially different in the future. The risk-free interest rate used for each grant is based on a zero-coupon U.S. Treasury instrument with a remaining term similar to the expected term of the stock-based award. Because we do not have a sufficient history to estimate the expected term, we use the simplified method for estimating the expected term. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. Because there was no public market for our Common Stock prior to our IPO, we lacked company-specific historical and implied volatility information. We do have approximately 5 years of historical price volatility since our IPO in September 2011. Therefore, we estimate our expected stock volatility based on a combination of our to-date historical price volatility and that of publicly-traded peer companies. For purposes of identifying publicly-traded peer companies, we selected publicly-traded companies that develop, manufacture, and market medical devices, have operating businesses in the design and development of products that focus in the treatment of diabetes, and have sufficient trading history to derive a historic volatility rate. We expect to rely more heavily on our own price volatility in the future. We have not paid and do not anticipate paying cash dividends on our shares of Common Stock; therefore, the expected dividend yield is assumed to be zero. We also recognize compensation expense for only the portion of options that are expected to vest. Accordingly, we have estimated expected forfeitures of stock options based on our historical forfeiture rate, adjusted for known trends, and used these rates in developing a future forfeiture rate. Our forfeiture rates were 15% as of December 31, 2016, 15% as of December 31, 2015 and 5.0% as of December 31, 2014. If our actual forfeiture rate varies from our historical rates and estimates, additional adjustments to compensation expense may be required in future periods.

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

Emerging Growth Company Status

The JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have choosen to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards as required when they are adopted. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.

Results of Operations

The following is a description of significant components of our operations, including significant trends and uncertainties that we believe are important to an understanding of our business and results of operations.

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Revenue	$545	$1,316	$2,828
Cost of revenue	1,291	5,723	4,089

Gross loss	(746)	(4,407)	(1,261)

Operating expenses:
Research and development	3,928	16,635	26,654
Sales and marketing	2,194	5,073	10,023
General and administrative	6,250	8,391	10,252

Total operating expenses	12,372	30,099	46,929

Loss from operations	(13,118)	(34,506)	(48,190)
Other income (expense):
Interest income	42	68	253
Interest expense	–	(1)	(1)
Foreign exchange gain (loss)	10	(647)	(514)
Re-measurement of warrant liability	(17)	9	317

Other income (expense), net	35	(571)	55

Loss before income tax expense	(13,083)	(35,077)	(48,135)
Income tax expense	33	84	70

Net loss	$(13,116)	$(35,161)	$(48,205)

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

	Years Ended December 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Revenue	$545	$1,316	$(771)	(58.6)%
Cost of revenue	1,291	5,723	(4,432)	(77.4)%

Gross loss	$(746)	$(4,407)	$3,361	(83.1)%

Revenue. The decrease in revenue of approximately $0.8 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to decreased unit volume in the Europe, South America and Asia Pacific markets with an increase in the Middle East market. Revenue decreased approximately 69.4%, 100.0% and 32.3% in Europe, South America and Asia Pacific, respectively. Revenue increased in the Middle East market by approximately 5.6%. In addition, the cancellation of the TGA’s inclusion of EndoBarrier on the ARTG in October 2016 partially impacted 2016 revenue. Revenue generated in Australia represented ~15% of total revenue.

We believe the following factors adversely affected our commercial activities for the year ended December 31, 2016:

•	stopping of the ENDO Trial;

•	continued lack of reimbursement support for EndoBarrier;

•	regulatory-related questions arising out of our decision to stop the ENDO Trial; and

•	our decision, as part of our reorganization efforts, to reduce the number of sales related employees and focus sales activity on a limited number of markets while disengaging from others.

In the near-term, we intend to focus commercialization efforts on strategic centers while continuing to support efforts in collecting additional clinical evidence via the numerous ongoing investigator-initiated studies around the world, many of which are randomized controlled trials. We will also continue to work to secure reimbursement in our target markets. We believe that the collection of additional data via patient registries is important to help support the attainment of reimbursement, but will likely adversely affect our commercial operations in the near term as it may limit commercial expansion.

Cost of Revenue. Cost of revenue decreased approximately $4.4 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease in cost of revenue resulted from an approximately $0.7 million decrease in product cost, approximately $0.6 million decrease in personnel and related expenses, approximately $0.2 million decrease in asset impairment expense and a decrease of approximately $3.0 million in excess, expired and obsolete inventory expense. Other Manufacturing cost and absorption of $0.1 million offset the decreases from above.

Our gross loss decreased by approximately $3.7 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 for the reasons discussed above. We expect that our gross margin will vary, and may vary significantly, quarter to quarter and year to year due to our current stage of commercial development and future plans. Specifically, factors such as our intention to focus on strategic centers and securing reimbursement in our target markets, our transition of production to a third-party manufacturer, changes in volume of inventory production, and overall economies of scale may result in variability in our gross margin.

Operating Expenses

	Years Ended December 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Research and development expense	$3,928	$16,635	$(12,707)	(76.4)%
Sales and marketing expense	2,194	5,073	(2,879)	(56.8)%
General and administrative expense	6,250	8,391	(2,141)	(25.5)%

Total Operating Expenses	$12,372	$30,099	$(17,727)	(58.9)%

Research and Development Expense. The decrease in research and development expense of approximately $12.7 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to a decrease of approximately $7.7 million in clinical trial and other clinical study related expenses associated primarily with the ENDO trial and a decrease of approximately $3.7 million in employee and related expenses.

Though we expect to implement a more efficient cost structure in order to extend our cash runway, it may be partially offset by the costs associated with rebuilding the research and development management team, improving our quality and regulatory systems and relationships and finalizing the protocol for our U.S. investigational device exemption trial in anticipation of initiating and beginning enrollment of the trial in 2017.

Sales and Marketing Expense. The decrease in sales and marketing expense of approximately $2.9 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily the result of a decrease of approximately $1.5 million in compensation and employee related expenses, related to our decision to reduce headcount, as well as a decrease of approximately $1.1 million in marketing related activities.

As we look forward and continue our focus on key strategic markets in Europe and the Middle East, we may add additional headcount for sales and marketing activities, which will increase our sales and marketing costs.

General and Administrative Expense. The decrease in general and administrative expense of approximately $2.1 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily a result of decreased employee and related expenses of approximately $2.0 million primarily as a result of headcount reductions, including approximately $1.7 million lower stock-based compensation, as well as an approximately $0.1 million decrease in consulting, professional services and expenses related to being a public company.

We continue to look for ways to streamline our general and administrative expenses. In so doing, we recognize that some costs, particularly those associated with being a public company with multiple reporting jurisdictions are unavoidable. We will continue to provide general and administrative support for scope and size of the entire company.

Other Income (Expense), Net

	Years Ended December 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Other income (expense):
Interest income	$42	$68	$(26)	(38.2)%
Interest expense	–	(1)	0	0%
Foreign exchange gain (loss)	10	(647)	657	101.5%
Re-measurement of warrant liability	(17)	9	(25)	(277.7)%

Total other income (expense), net	$35	$(571)	$606	106.1%

Interest income. The decrease in interest income of approximately $26,000 for the year ended December 31, 2016 compared to the year ended December 31, 2015 was due to lower average cash and cash equivalents balances in 2016.

Interest expense. Interest expense was approximately the same for year ended December 31, 2016 compared to the year ended December 31, 2015.

Foreign Exchange gain (loss). The change from a foreign exchange loss of approximately $0.6 million for the year ended December 31, 2015 to a gain of approximately $10,000 for the year ended December 31, 2016 is primarily due to significantly lower average foreign currency balances in the year ended December 31, 2016 compared to the year ended December 31, 2015.

Re-measurement of Warrant Liability. The change in the re-measurement of warrant liability of approximately $25,000 for the year ended December 31, 2016 compared to the year ended December 31, 2015 was the result of a decrease in the fair value of the warrants issued in connection with our IPO, which expired in

September 2016 partially offset by the issuance of the new consulting warrant and re-measurement of expense in the third and fourth quarters of 2016. The consultant warrant increased in value by approximately $5,000 in the year ended December 31, 2016 after recognition of the initial expense in May 2016.

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

We believe the following factors adversely affected our commercial activities for the year ended December 31, 2015:

•	the Notified Body request to stop shipment of CE Mark product in late 2014;

•	the ENDO Trial enrollment hold and subsequent stopping of the ENDO Trial;

•	the regulatory-related questions arising out of our decision to stop the ENDO Trial; and

•	our decision, as part of our reorganization efforts, to focus sales activity on a limited number of markets while disengaging from others.

Cost of Revenue. Cost of revenue increased approximately $1.6 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase in cost of revenue was primarily related to an increase in the charge for inventory reserves of approximately $1.7 million, an approximately $1.2 million increase in expense due to manufacturing inefficiencies resulting from lower production volume and an approximately $0.3 million charge for impaired fixed assets. The increase in expense was partially offset by a decrease of approximately $0.9 million in cost of revenue resulting from lower sales volume and a decrease of approximately $0.6 million of personnel related expenses. The increase in inventory reserves was primarily related to a charge for additional inventory reserves needed to write-down the net realizable value of our existing inventory which was in excess of our currently anticipated commercial requirements for future sales of EndoBarrier. Factors contributing to the inventory write-down included: the effect the uncertainty around the timing and success of the ENDO Trial, as well as the effect our ultimate decision to stop the ENDO Trial had on commercial activity and our inventory levels, the expected timing of third-party payer reimbursement in our commercial markets, our conclusion that certain inventory will not be used for sales inside or outside the U.S. and the historical accuracy of our demand forecasts.

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

Other Income (Expense), Net

	Years Ended December 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Other income (expense):
Interest income	$68	$253	$(185)	(73.1)%
Interest expense	(1)	(1)	—	—%
Foreign exchange loss	(647)	(514)	(133)	(25.9)%
Re-measurement of warrant liability	9	317	(308)	(97.2)%

Total other income (expense), net	$(571)	$55	$(626)	(1,138.2)%

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

Re-measurement of Warrant Liability. The change in the re-measurement of warrant liability of approximately $0.3 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 was the result of a smaller decrease in the fair value of the warrants issued in connection with our IPO for the year ended December 31, 2015 compared to the decrease in the fair value of the warrants for the year ended December 31, 2014.

Liquidity and Capital Resources

We have incurred losses since our inception in March 2003 and, as of December 31, 2016, we had an accumulated deficit of approximately $248.2 million. We have financed our operations from a combination of sales of equity securities and issuances of convertible term notes. In June 2011, we generated approximately $6.0 million in net proceeds from the issuance of our Convertible Term Promissory Notes. In September 2011, we generated approximately $72.5 million in proceeds, net of expenses and repayment of $6.0 million of Convertible Term Promissory Notes, from our IPO in Australia and simultaneous private placement in the U.S. In July and August 2013, we generated approximately $52.5 million in proceeds, net of expenses, from a private placement and share purchase plan of our CDIs. In May 2014, we generated approximately $30.8 million in proceeds, net of expenses, from a private placement of our CDIs. In December 2016, we generated approximately $1.0 million in proceeds, net of expenses, from a private placement of our CDIs. As of December 31, 2016, we had approximately $8.3 million of cash and cash equivalents. In addition, we had restricted cash of $30,000 as of December 31, 2016 to cover exposure on Company supported credit cards. In January 2017, we raised approximately $0.2 million, net of expenses, in an offering of our CDIs to eligible shareholders with a registered address in Australia or New Zealand.

During the year ended December 31, 2016, our cash and cash equivalents balance decreased by approximately $11.3 million as a result of the funds utilized to support our operations. We made payments related to, among other things, research and development, sales and marketing, and general and administrative expenses as we continued to commercialize EndoBarrier and close out our ENDO Trial.

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(12,362)	$(31,422)	$(38,522)
Investing activities	(121)	(179)	(255)
Financing activities	1,186	—	31,352

Net decrease in cash and cash equivalents	$(11,297)	$(31,601)	$(7,425)

Cash Flows used in Operating Activities

Net cash used in operating activities totaled approximately $12.4 million for the year ended December 31, 2016. The primary uses of cash were:

•	to fund our net loss of approximately $13.1 million;
•

a net negative adjustment to cash flow from changes in working capital of approximately $0.2 million resulting primarily from decreases in accrued expenses and other current liabilities, partially offset by a decrease in inventory and prepaid expenses; and

•

a net positive adjustment to cash flow from non-cash items of approximately $1.0 million, primarily from stock-based compensation expense of approximately $0.7 million and depreciation, amortization and impairment of property and equipment of approximately $0.3 million.

Our fiscal 2016 results contain non-recurring charges totaling approximately $1.1M, including $0.4 million related to restructuring charges in our second quarter, $0.6 million related to employee departures in both our second and third quarters and $0.1 million related to abandonment of our former headquarters in Lexington, MA. Through our repositioning efforts during fiscal 2016, we were able to reduce our cash used in operations on a quarterly basis over the last two quarters. We continue to look for opportunities to reduce costs as we work to complete our strategies to continue the development of EndoBarrier.

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

Due to the nature and timing of the cash flows related to our ENDO Trial, we believe that stopping the ENDO Trial had a significant effect on our cash flows from operations for the year ended December 31, 2015 as our clinical trial accrual decreased by approximately $2.1 million. Additionally, our August 2015 restructuring had a significant effect on our cash flows from operations for the year ended December 31, 2015 as our accrual for payroll and related liabilities decreased by approximately $2.1 million.

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

Cash Flows used in Investing Activities

Cash used in investing activities for the year ended December 31, 2016 totaled approximately $0.1 million and primarily resulted from the purchase of office equipment.

Cash used in investing activities for the year ended December 31, 2015 totaled approximately $0.2 million and resulted from the purchase of property and equipment.

Cash used in investing activities for the year ended December 31, 2014 totaled approximately $0.3 million and resulted primarily from the purchase of property and equipment, principally manufacturing equipment and software.

Cash Flows provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2016 totaled approximately $1.2 million and resulted primarily from the net proceeds from our private placement of CDIs and from a short-term financing for insurance policies offset by payments on our short-term financing.

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

Funding Requirements

As of December 31, 2016, our primary source of liquidity was our cash and cash equivalents of approximately $8.3 million. In January 2017, we closed a Security Purchase Plan, or SPP, in which we sold to eligible shareholders with a registered address in Australia or New Zealand approximately 12.5 million CDIs (approximately 250,000 shares) at an issue price of A$0.022 per CDI, for total proceeds of approximately $0.2 million.

Based on our decision to stop the ENDO Trial, we continue to evaluate which markets are appropriate to continue pursuing reimbursement, market awareness and general market development efforts, and continue to restructure our business and costs, establish new priorities, continue limited research, and evaluate strategic options. As a result, we expect to incur significant operating losses for the next several years. We do not expect our current cash balances will be sufficient to enable us to conduct an additional clinical trial in the U.S. for the purpose of seeking regulatory approval from the FDA. We continue to restructure our costs and believe that our current cash and cash equivalents, together with the proceeds from the financing that occurred in Q4 2016 and Q1 2017, are sufficient to fund our operations into the third quarter of 2017. We will need to raise additional funds in 2017 in order to fund our operations, focused sales efforts, and U.S. clinical development plans in which we anticipate initiating and beginning enrollment of a U.S. trial. These factors raise substantial doubt about our ability to continue as a going concern. We may seek to raise additional funds through any combination of collaborative arrangements, strategic alliances, and additional equity and debt financings or from other sources. There can be no assurance that any such financing opportunities will be available on acceptable terms, if at all. If we are unable to raise capital when needed, we could be forced to significantly delay or discontinue research and development activities and further commercialization of EndoBarrier, which could have a material adverse effect on our business, financial condition and results of operations. In addition, we could be required to cease operations if we are unable to raise capital when needed.

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

Contractual Obligations and Commitments

Our commitments for operating leases relate to our lease of office and laboratory space in Boston, Massachusetts.

The following table summarizes our outstanding contractual obligations as of December 31, 2016:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$191	$143	$48	$—	$—
Short-term note payable	214	214	—	—	—

	$405	$357	$48	$—	$—

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). This new standard gives a company’s management the final responsibilities to decide whether there is substantial doubt about the company’s ability to continue as a going concern and to provide related footnote disclosures. The standard provides guidance to management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that companies commonly provide in their footnotes. Under the new standard, management must decide whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the company’s ability to continue as a going concern within one year after the date that the financial statements are issued, or within one year after the date that the financial statements are available to be issued when applicable. This updated pronouncement was adopted for the annual reporting period ended December 31, 2016 and had no material impact on the Company’s financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles — Goodwill and Other — Internal-Use Software (“ASU 2015-05”). This new standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 will be effective for the Company for reporting periods beginning after December 15, 2015. Early adoption is permitted and a company can elect to adopt ASU 2015-05 either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. Accordingly, the standard is effective for the Company on January 1, 2016. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015- 11”). ASU 2015-11, which simplifies the measurement of inventories valued under most methods, including the Company’s inventories valued under FIFO — the first-in, first-out cost method. Inventories valued under LIFO — the last-in, first-out method — are excluded. Under this new guidance, inventories valued under these methods would be valued at the lower of cost and net realizable value, with net realizable value defined as the estimated selling price less reasonable costs to sell the inventory. This guidance is effective for annual reporting beginning after December 15, 2016, including interim periods within the year of adoption, with early application permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes — Balance Sheet Reclassification of Deferred Taxes (Topic 740) (“ASU 2015-17”). ASU 2015-17 requires that deferred tax liabilities and assets, and any related valuation allowances, be classified as noncurrent in a classified statement of financial position. The classification change for all deferred taxes as noncurrent simplifies entities’ processes as it eliminates the need to separately identify the net current and net noncurrent deferred tax asset or liability in each jurisdiction and allocate valuation allowances. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted and the amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company early adopted ASU 2015-17 in the fourth quarter of 2015 on a prospective basis and reclassified the current portion of deferred tax assets to the non-current portion of deferred tax assets within its consolidated balance sheets resulting in a reduction of other long-term assets and other current liabilities of approximately $97,000 as of December 31, 2015. The prior period balances were not retrospectively adjusted.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or ASU 2016-02. ASU 2016-02 requires that lessees recognize in the statement of financial position for all leases (with the exception of short-term leases) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset representing the lessee’s right to use the underlying asset for the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees may not apply a full retrospective transition approach. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09. ASU 2016-09 will simplify the income tax consequences, accounting for forfeitures and classification on the statements of consolidated cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. We are currently evaluating the potential impact that ASU 2016-09 may have on our consolidated financial statements.

In August, 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), or ASU 2016-15. The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under FASB Accounting Standards Codification 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. We are currently evaluating the impact that ASU No. 2016-15 may have on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issue Task Force), or ASU 2016-18. This new standard addresses the diversity that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within the year of adoption, with early adoption permitted. We do not expect that the adoption of ASU 20116-18 will have a material impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop, manufacture and sell EndoBarrier globally and our earnings and cash flows are exposed to market risk from changes in currency exchange rates and interest rates.

Interest Rate Sensitivity

Our cash and cash equivalents of $8.3 million at December 31, 2016 consisted of cash and money market funds, all of which will be used for working capital purposes. We do not enter into investments for trading or speculative purposes. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the U.S. and Australia. Because of the short-term nature of our cash and cash equivalents, we do not believe that we have any material exposure to changes in their fair values as a result of changes in interest rates. The continuation of historically low interest rates in the U.S. will limit our earnings on investments held in U.S. dollars.

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

All of the proceeds from our 2011, 2013, 2014 and 2016 offerings were denominated in Australian dollars and as of December 31, 2016 we held the equivalent of approximately U.S. $51,000 denominated in Australian dollars and approximately U.S. $0.2 million denominated in euros. Accordingly, we have had and will continue to have exposure to foreign currency exchange rate fluctuations. A change of 10% or more in foreign currency exchange rates of the Australian dollar or the euro would not have a material impact on our financial position and results of operations.

Effects of Inflation

We do not believe that inflation and changing prices over the years ended December 31, 2016, 2015 and 2014 had a significant impact on our results of operations.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with the independent registered public accounting firm report thereon, appear at pages F-1 through F-33, of this Annual Report on Form 10-K.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Control

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded no such changes during the quarter ended December 31, 2016 materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The other information required by this Item 10 related to our directors is incorporated by reference to the applicable information in our proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC.

Information regarding our executive officers required by this Item 10 is incorporated by reference to the applicable information in our proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC.

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

Directors of the Registrant

The following table sets forth the name, age and position of each of our directors as of March 15, 2017:

Name	Age	Position
Daniel J. Moore	56	Non-executive Chairman of the Board
Timothy J. Barberich[1,2]	69	Non-executive Director
Graham J. Bradley, AM1	68	Non-executive Director
Michael A. Carusi[2,3]	51	Non-executive Director
Anne J. Keating[1,2,3]	63	Non-executive Director
Oern R. Stuge, M.D.[3]	62	Non-executive Director

1. Member of the audit committee.

2. Member of compensation committee.

3. Member of nominating and corporate governance committee.

Daniel J. Moore has served as a director of the Company since 2014, as our vice-chairman from March 2015 to April 2016 and our chairman since May 2016. Mr. Moore’s extensive experience in domestic and international sales, operations and executive management in global medical device manufacturers and years of service on other boards makes him qualified to serve on our board of directors.

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

Mr. Moore currently serves as the chairman of LivaNova PLC (the company resulting from the merger of Sorin S.p.A. and Cyberonics, Inc.), a member of the board of directors for the Epilepsy Foundation of

America, and as a member of the boards or advisory boards for BioHouston, Inc. and the Weldon School of Biomedical Engineering at Purdue University. He currently serves on the board of privately-held BrainScope Company, Inc., a medical technology company focused on traumatic brain injury, where he serves as Chairman. Past board positions include Smiling Kids, Inc., the Epilepsy Foundation of Texas (past-Chair), the Epilepsy Foundation of Texas — Houston (past-President), the Medical Device Manufacturers Association (past-Chair), Topera, Inc. (acquired by Abbott) and TriVascular Technologies, Inc. (acquired by Endologix).

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

Mr. Barberich is currently chairman and CEO of BioNevia Pharmaceuticals, Inc. and is a director of Verastem, Inc., a NASDAQ-listed biotechnology company, and Inotek Pharmaceuticals, Inc., a NASDAQ-listed biopharmaceutical company. Mr. Barberich also serves on the board of several private companies including Neurovance, Inc. and Frequency Therapeutics. Mr. Barberich was formerly a director of HeartWare International, Inc., a NASDAQ-listed medical device company, Tokai Pharmaceuticals, Inc., a NASDAQ-listed biopharmaceutical company, MirImmune Inc., which was acquired in 2016, BioSphere Medical, Inc., a NASDAQ-listed biotechnology company and Gemin X Biotechnologies, Inc. and Resolvyx Pharmaceuticals, which were acquired in 2011 and 2010, respectively.

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

Mr. Bradley is currently chairman of HSBC Bank Australia Limited and Virgin Australia International Holdings Limited, a council member of the European Australian Business Council; the chairman and director of Energy Australia Holdings Limited, the chairman of Infrastructure New South Wales and is a director and chairman-elect of GrainCorp Limited. From 2009 to 2011, Mr. Bradley served as the president of the Business Council of Australia, the preeminent business leadership organization in Australia representing some 120 of the largest businesses and employers. Mr. Bradley was a director of the Garvan Institute for Medical Research, a leading Australian medical research organization, which includes a leading diabetes research group, for 10 years from 1999 to 2009 and also chaired the Garvan Foundation during this time. Mr. Bradley has held former roles including as chairman of Stockland Corporation Limited, Po Valley Energy Limited, Boart Longyear Limited and Proteome Systems Limited; as chairman of the advisory board for Anglo American Australian Limited and as a director of Singapore Telecommunications Limited, Queensland Investment Corporation and MBF Australia Limited. Prior to his role at Perpetual, Mr. Bradley was managing partner of the law firm Blake Dawson Waldron and a partner of McKinsey & Company.

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

Mr. Carusi is a director of private medical companies in which ATV and Lightstone has invested, including EndoGastric Solutions, Inc., PowerVision, Inc., Holaira, Inc., Second Genome, Inc., and Gynesonics, Inc. He is also a former director of ATV investee companies where he was responsible for investments and successful exits, including Altura Medical, Inc., which was acquired by Lombard Medical, Inc., Ardian, Inc., which was acquired by Medtronic, Inc., Plexxikon, Inc., which was acquired by Daiichi Sankyo Co, Ltd, and MicroVention, which was acquired by Terumo Medical Corporation, and TranS1 (BAXS) which went public on NASDAQ in 2007.

Prior to joining ATV, Mr. Carusi served as the director of business development for Inhale Therapeutic Systems, Inc., a pulmonary drug delivery company that listed on NASDAQ in 1994, where he led partnering activities in the US, Europe and Japan. Mr. Carusi was formerly a principal at The Wilkerson Group, a management consulting firm focused exclusively on health care. Mr. Carusi also serves as a lecturer at the Amos Tuck School of Business Administration at Dartmouth College where he also sits on the Tuck MBA Advisory Board. In addition, Mike is a Director on the National Venture Capital Association (NVCA) Board of Directors where he is active in helping to shape policy affecting both innovation and healthcare. Lastly, Mike has been heavily involved with several programs at Stanford University including the Stanford Biodesign Program and, more recently, the Stanford Center for Clinical and Translational Research and Education (Spectrum) where he currently serves as a Member of the Oversight Committee.

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

Ms. Keating is also a director of the Garvan Institute of Medical Research (a leading research institute which studies diabetes and obesity among other diseases) and an Inaugural Governor for the Cerebral Palsy Alliance Research Foundation. From 1993 to 2001, Ms. Keating held the position of general manager, Australia for United Airlines and from 1993 to 1998 she was also a governor for the American Chamber of Commerce. She was also a delegate to the Australian/American Leadership Dialogue for 14 years. Ms. Keating was an inaugural board member of the Victor Chang Cardiac Research Institute for 10 years and also served on the board of NRMA Pty Ltd, Insurance Australia Group (IAG) for 9 years and STW Ltd for 16 years. She has also held former directorships with Ardent Leisure Management Limited, Spencer Street Station Redevelopment Holdings Limited, Easy FM China Pty Ltd, Radio 2CH Pty Ltd and Workcover Authority of New South Wales.

Oern R. Stuge, M.D. has served as a director of the Company since his appointment in January 2017. Dr. Stuge’s extensive experience in domestic and international sales, management and operations in a global medical device manufacturer makes him qualified to serve on our board of directors.

Dr. Stuge has served as an executive in various medical device, health care and life sciences companies over the last thirty years. Since January 2011, Dr. Stuge has been Chairman of Orsco Lifesciences AG, a management firm that specializes in medical technology through which he supports several companies. Prior to that, Dr. Stuge served in various positions, including as Senior Vice-President, at Medtronic Inc., from May 1998 to December 2009. Dr. Stuge is currently Chairman of Mainstay Medical Limited, a Euronext Paris-listed and Irish Stock Exchange-listed medical devices company and Luminas Limited, formerly a NASDAQ-listed medical company. Dr. Stuge also serves on the board of several private companies including Balt Extrusion SAS, Vision Ophthalmology Group Gmbh, Pulmonx International SA, Phagenesis Limited and Aleva Neurotherapeutics SA. Furthermore, until December 2016, Dr. Stuge served on the board of Bonesupport AB, a private medical technology company.

Dr. Stuge received an M.D. from the University of Oslo, Norway, an M.B.A. from IMD and an INSEAD Certification in Corporate Governance.

Australian Disclosure Requirements

Because we are listed on the Australian Securities Exchange, or ASX, we are required to comply with various disclosure requirements as set out in the ASX Listing Rules. The following information is provided to comply with the ASX Listing Rules and is not intended to fulfill SEC information required by Part III of this Annual Report on Form 10-K.

Overview

Our securities are listed for quotation in the form of CHESS Depositary Interests, or CDIs, on the ASX and trade under the symbol “GID.” Each share of our Common Stock is equivalent to fifty CDIs. The shareholder information below was applicable as at March 15, 2017.

Our share capital was as follows:

Type of Security	Number of Securities	Equivalent in CDIs
Common Stock	97,809	4,890,450
CDIs	552,983,980	552,983,980

Total		557,874,430

Options[1]	1,071,390	53,569,500
Restricted stock units[1]	403,501	20,175,050
Warrants	28,532	1,426,600

Total		633,045,580

1.	As at March 15, 2017, an additional 1,157,915 shares of Common Stock were available for grant under our 2011 Employee, Director and Consultant Equity Incentive Plan.

Substantial Holders

The number of CDIs held by our substantial shareholders (being shareholders who, together with their associates, have a relevant interest in at least 5% of our voting shares) assuming the conversion of Common

Stock held by those shareholders into CDIs and based on the information in the substantial holder notices we received as of March 15, 2017, was as follows:

Name of Holder	Number of CDIs Held	% of Total CDIs
Crystal Amber Fund Limited	221,810,862	39.76%
Medtronic, Inc.	39,115,442	7.01%
Advanced Technology Ventures and Affiliated Entities	32,651,037	5.85%
Johnson & Johnson Innovation — JJDC, Inc.	28,278,460	5.07%

Distribution of Equity Security Holders

There were a total of 11,157,489 shares of Common Stock on issue, 11,059,680 of which were held as CDIs (being 552,983,980 CDIs in total). The table below presents the number of shares of Common Stock and the number of CDIs on issue, as well as the number of options, restricted stock units and warrants on issue by size of holding as of March 15, 2017.

	Common Stock (unlisted)		CDIs		Options (unlisted)		Restricted Stock Units (unlisted)		Warrants (unlisted)

	Number of Holders	Number of Shares	Number of Holders	Number of CDI’s	Number of Holders	Number of Shares	Number of Holders	Number of Shares	Number of Holders	Number of Shares
1 – 1,000	—	—	125	46,929	1	196	—	—	—	—
1,001 – 5,000	1	28	264	735,844	6	23,536	—	—	—	—
5,001 – 10,000	1	105	157	1,318,843	8	61,294	1	10,842	—	—
10,001 – 100,000	9	8,526	331	12,708,213	11	234,488			1	28,532
100,001 – and over	8	89,150	166	538,174,151	3	751,876	2	392,659	—	—

Total	19	97,809	1,043	552,983,980	29	1,071,390	3	403,501	1	28,532

Unmarketable Parcels

As of March 15, 2017, the number of shareholders holding less than a marketable parcel (for the purposes of the ASX Listing Rules) was 547, based on the closing market price as at March 15, 2017.

Top 20 Holders

Holders of CDIs Only

The table below provides a list of the top 20 holders of our CDIs. Related but separate legal entities are not aggregated.

No.	Name of Holder	Number of CDIs Held	% of Total CDIs
1	J P MORGAN NOMINEES AUSTRALIA LIMITED	246,546,930	44.58%
2	CITICORP NOMINEES PTY LIMITED	42,096,206	7.61%
3	MEDTRONIC INC	39,115,442	7.07%
4	ADVANCED TECHNOLOGY VENTURES VII LP	27,048,390	4.89%
5	MR PAUL COZZI	21,711,608	3.93%
6	HSBC CUSTODY NOMINEES (AUSTRALIA) LIMITED	18,575,829	3.36%
7	POLARIS VENTURE PARTNERS IV LP	17,198,468	3.11%
8	MOORE FAMILY NOMINEE PTY LTD	13,695,660	2.48%
9	BRISPOT NOMINEES PTY LTD	11,500,000	2.08%
10	HSBC CUSTODY NOMINEES (AUSTRALIA) LIMITED-GSCO ECA	5,285,858	0.96%
11	BNP PARIBAS NOMS PTY LTD	5,166,559	0.93%
12	MR PAUL JOSEPH COZZI	4,600,000	0.83%
13	ADVANCED TECHNOLOGY VENTURES VI LP	4,517,209	0.82%
14	BURLEIGH HEADS HOLDINGS PTY LTD	4,000,000	0.72%
15	LGL TRUSTEES LIMITED	3,299,363	0.60%
16	MERRILL LYNCH (AUSTRALIA) NOMINEES PTY LIMITED	3,068,682	0.55%
17	NATIONAL NOMINEES LIMITED	3,043,901	0.55%
18	WARMAN INVESTMENTS PTY LTD	2,698,300	0.49%
19	MR JAMES HOCHROTH & MRS YVONNE HOCHROTH	2,681,800	0.48%
20	NAUDE SUPER PTY LTD	2,631,800	0.48%

Total CDIs held by top 20 CDI holders		478,482,005	86.53%
Total CDIs held by all other CDI holders		74,501,975	13.47%

	TOTAL	552,983,980

Holders of CDIs and Common Stock Combined

The table below provides a list of the top 20 holders of our securities taking into account securities held in the form of both Common Stock and CDIs. Information presented below is prepared on the assumption that all shares of Common Stock on issue are held as CDIs. Related but separate legal entities are not aggregated.

Shares of Common Stock (not listed on ASX)

No.	Name of Holder	Number of CDIs Held	% of Total CDIs
1	J P MORGAN NOMINEES AUSTRALIA LIMITED	246,546,930	44.19%
2	CITICORP NOMINEES PTY LIMITED	42,096,206	7.55%
3	MEDTRONIC INC	39,115,442	7.01%
4	ADVANCED TECHNOLOGY VENTURES VII LP	27,048,390	4.85%
5	MR PAUL COZZI	21,711,608	3.89%
6	HSBC CUSTODY NOMINEES (AUSTRALIA) LIMITED	18,575,829	3.33%
7	POLARIS VENTURE PARTNERS IV LP	17,198,468	3.08%
8	MOORE FAMILY NOMINEE PTY LTD	13,695,660	2.45%
9	BRISPOT NOMINEES PTY LTD	11,500,000	2.06%
10	HSBC CUSTODY NOMINEES (AUSTRALIA) LIMITED-GSCO ECA	5,285,858	0.95%
11	BNP PARIBAS NOMS PTY LTD	5,166,559	0.93%
12	MR PAUL JOSEPH COZZI	4,600,000	0.82%
13	ADVANCED TECHNOLOGY VENTURES VI LP	4,517,209	0.81%
14	BURLEIGH HEADS HOLDINGS PTY LTD	4,000,000	0.72%
15	LGL TRUSTEES LIMITED	3,299,363	0.59%
16	MERRILL LYNCH (AUSTRALIA) NOMINEES PTY LIMITED	3,068,682	0.55%
17	NATIONAL NOMINEES LIMITED	3,043,901	0.55%
18	WARMAN INVESTMENTS PTY LTD	2,698,300	0.48%
19	MR JAMES HOCHROTH & MRS YVONNE HOCHROTH	2,681,800	0.48%
20	NAUDE SUPER PTY LTD	2,631,800	0.47%

Total securities held by top 20 securities holders		478,482,005	85.77%
Total securities held by all other securities holders		79,392,425	14.23%

		557,874,430

Options (not listed on ASX)

There were 1,071,390 options on issue to purchase shares of Common Stock under the 2011 Employee, Director and Consultant Equity Incentive Plan and the 2003 Omnibus Stock Plan with varying exercise prices. These options are held by 29 individuals.

Restricted Stock Units (not listed on ASX)

There were 403,501 restricted stock units on issue for 403,501 shares of Common Stock under the 2011 Employee, Director and Consultant Equity Incentive Plan. These restricted stock units are held by 3 individuals.

Warrants (not listed on ASX)

There was one warrant on issue to subscribe for in aggregate 28,532 shares of Common Stock at an exercise price of $0.64 per share.

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

e)	We have used the cash (and assets in a form readily convertible to cash) that we had at the time of admission to the ASX in a manner consistent with our stated business objectives (as described in the Australian prospectus lodged with the Australian Securities and Investments Commission with respect to our IPO) from the time of our admission to the ASX through to December 31, 2016.

f)	The securities of GI Dynamics, Inc. are not quoted on any exchange other than the ASX.

g)	The name of our Secretary is James Murphy.

h)	The address and telephone number of our principal registered office in Australia is:

KPMG

Tower Three

International Towers Sydney

300 Barangaroo Avenue

Sydney NSW 2000 Australia

Telephone: +61 2 9335 8054

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

This corporate governance statement relates to the financial year ended December 31, 2016, and has been approved by the Board.

Copies of the Company’s codes and policies may be downloaded from the corporate governance section of the Company’s website at www.gidynamics.com .

Principle 1 – Lay solid foundations for management and oversight

Recommendation 1.1 – A listed entity should disclose:

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

The nominating and corporate governance committee of the Company is responsible for reviewing, with the Board from time to time, the appropriate skills and characteristics required of Board members in the context of the current make-up of the Board and the Company’s business needs. When considering Board appointments, the committee ensures that appropriate checks are undertaken on the candidate’s character, education, qualifications, criminal record and bankruptcy history and that sufficient information is provided to security holders when a candidate is standing for election or re-election as a director to enable them to make an informed decision on whether or not to elect or re-elect the candidate. Information regarding the directors who were re-appointed at the Company’s 2016 annual general meeting was provided in the notice of meeting disclosed to the ASX and shareholders on May 2, 2016.

Recommendation 1.3 – A listed entity should have a written agreement with each director and senior executive setting out the terms of their appointment.

The terms of Board membership are set forth in the Company’s Board Charter and the remuneration paid to Board members is provided in accordance with shareholder approval (where required) following the compensation committee’s recommendation. While the Company does not have a separate written agreement with each of its Board members, it believes these guidelines are adequate to provide a clear understanding of the roles and responsibilities of Board members. In the case of senior executives, the Company has provided a letter or contract of employment to each executive detailing the terms of employment and has developed job descriptions setting forth the position, duties, and reporting structure. Where there are any agreed entitlements upon termination, such agreed items are set forth in the employment letters or contracts. In January 2017, the Company amended the employment agreements with Scott Schorer, President and Chief Executive Officer and Brian Callahan, Chief Compliance Officer. The amendments concerned provisions of the agreement upon the termination of these two executives under certain circumstances — See Form 8K filed with the Securities and Exchange Commission January 30, 2017.

Recommendation 1.4 The company secretary of a listed entity should be accountable directly to the board, through the chair, on all matters to do with the proper functioning of the board:

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

The Board continued to evaluate the gender diversity of the Company’s employees, its senior executives, and the Board during 2016. During 2016, the Board, in considering measurable objectives to set for achieving gender diversity, concluded that, because of the current stage of the Company’s development and the ongoing restructuring efforts, the Company should continue to recruit employees from a diverse pool of talented candidates without regard to gender while continuing to focus on the necessary skills and experience required to achieve the Company’s performance objectives. As a result, the Company did not set measurable objectives for achieving gender diversity in 2016 but used 2015 data as a baseline to measure gender diversity among its employees, senior executives and Board for 2016.

At December 31, 2016, the proportion of women in the Company as a percentage of its total employees decreased from 44% (16 out of 36 in 2015) to 40% (6 out of 15 in 2016) based on data maintained by the Company’s human resources organization. In senior executive positions (vice president and above), the proportion of women remained the same at 0% (none out of 4 in 2016 and 2015). The proportion of women on the Board increased from 14% (1 out of 7 in 2015) to 17% (1 out of 6 in 2016).

Recommendation 1.6 – A listed entity should:

a)	have and disclose a process for periodically evaluating the performance of the board, its committees and individual directors; and

b)	disclose, in relation to each reporting period, whether a performance evaluation was undertaken in the reporting period in accordance with that process.

In accordance with the Company’s agreed evaluation process, during the reporting period ended December 31, 2016, the Board and each committee performed a self-evaluation. Each director provided their assessments of the effectiveness of the Board and the committees on which they serve to the nominating and corporate governance committee. The individual assessments were summarized by the nominating and corporate governance committee and reported for discussion to the full Board and the committees. The nominating and corporate governance committee completed its assessment of the Board’s compliance with the principles set forth in the Board Charter and did not identify any areas in which the Board or committees needed to improve performance and has reviewed and approved disclosures relating to any departures from the ASX Governance Recommendations. During the reporting period ended December 31, 2016, the nominating and corporate governance committee also evaluated individual directors in accordance with the criteria set by the nominating and corporate governance committee and the Board from time to time. Based on such assessments, the nominating and corporate governance committee has determined that the Board, its committees and each director were effective.

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

In January 2016, a performance evaluation of the Company’s executive officers for the year ended December 31, 2015 was undertaken. In January 2017, a performance evaluation of the Company’s executive officers for the year ended December 31, 2016 was undertaken. Following each performance evaluation, the Company’s compensation committee reviewed and approved changes to the compensation of the Company’s executive officers based on the individual levels of achievement against pre-established performance objectives.

Further information regarding executive compensation for the year ended December 31, 2016, as required by Item 11 of this Annual Report on Form 10-K, is incorporated by reference to the applicable information in our proxy statement for our 2017 Annual Meeting of Stockholders, to be filed with the SEC and the ASX within 120 days of December 31, 2016. Such information is incorporated herein by reference.

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

As of December 31, 2016 the members of the nominating and corporate governance committee were Michael A. Carusi, Anne J. Keating (Chair) and Jack E. Meyer. Ms. Keating and Mr. Meyer are considered independent directors for ASX, NASDAQ and SEC purposes and Mr. Carusi is not considered to be independent for ASX purposes, but is considered to be independent for NASDAQ and SEC purposes. Mr. Meyer resigned from the Board effective January 4, 2017 and Oern Stuge, M.D., joined the Board and the nominating and corporate governance committee. Mr. Stuge is considered to be an independent director for ASX, NASDAQ and SEC purposes. A copy of the nominating and corporate governance committee charter is available on the corporate governance section of the Company’s website. The nominating and corporate governance committee met twice during 2016 with all committee members in attendance at each meeting.

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

Information regarding the skills, experience and expertise relevant to each director is set out in the section titled “Directors of the Registrant” in this Item 10, with the exception of Jack E. Meyer, who resigned from the Board effective January 4, 2017. Mr. Meyer served as a director of the Company since 2003 and as our chairman from June 2011 to April 2016. Mr. Meyer has nearly 40 years’ experience in the medical device, health care and medical technology industries including roles as chief executive officer and in sales and marketing, and has expertise in new medical technologies, commercialization, market expansion and corporate divestment. Mr. Meyer was formerly the president and chief executive officer of Urologix, Inc., a NASDAQ-listed medical device company, from 1994 to 1998, where he was responsible for developing the company, entering into international distribution arrangements and completing several private and public financings. Mr. Meyer was also president and chief executive officer of Fiberoptic Sensor Technologies, Inc., which was acquired by C.R. Bard, from 1993 to 1994; president & chief executive officer of Carelink Corporation, which was acquired by Tokos Medical Corporation, from 1992 to 1993; executive vice president and chief operating officer of Quest Medical, Inc. from 1982 to 1991, and vice president sales and marketing of IVAC Corporation, which was acquired by Eli Lilly. Mr. Meyer also has served on the board of a number of private medical device companies and currently serves on the board of Minnetronix, Inc. Mr. Meyer holds a Bachelor of Science and a Masters of Business Administration, each from Drake University.

While the Board did not disclose the Board skills matrix for the reporting period the Board believes that its members possess the mix of skills and diversity that the Company needs at this stage of its development. The Board continues to evolve a board skills matrix setting out the mix of skills and diversity that the Board currently has or is looking to achieve in its membership.

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

The composition and tenure of the Board as of December 31, 2016, as well as each member’s independence status during 2016, was as follows:

Committees
Director	Director Position	Tenure[1]	Independent	Audit	Compensation	Nominating and Corporate Governance

Daniel J. Moore[3]	Non-executive Chairman	2.3 years	Yes
Timothy J. Barberich[3]	Non-executive Director	5.6 years	Yes	X	Chair
Graham J. Bradley, AM	Non-executive Director	5.6 years	Yes	Chair
Michael A. Carusi[4]	Non-executive Director	13.8 years	No		X	X
Anne J. Keating[3]	Non-executive Director	5.6 years	Yes	X	X	Chair
Jack E. Meyer[2]	Non-executive Director	13.5 years	Yes			X

1.	Calculated as of December 31, 2016.

2.	Effective January 4, 2017, Mr. Meyer resigned from the Board, Dr. Stuge joined the board and the nominating and corporate governance committee.

3. On January 19, 2016, Mr. Barberich resigned from the compensation committee, Ms. Keating joined the compensation committee and Mr. Moore was elected chairman of the compensation committee. On May 22, 2016, Mr. Moore resigned from the compensation committee and Mr. Barberich joined the compensation committee and was elected chairman.

4.	Independent director under the rules of NASDAQ and the SEC but not considered independent under the ASX Rules.

The number of directors’ meetings (including meetings of committees) and number of meetings attended by each of the directors during the reporting period are as follows:

			Committee Meetings
	Directors’ Meetings		Audit Committee		Nominating and Corporate Governance		Compensation Committee
Director	A	B	A	B	A	B	A	B
Jack E. Meyer	16	16	—	—	2	2	—	—
Timothy J. Barberich	11	16	3	6	—	—	1	1
Graham J. Bradley, AM	14	16	6	6	—	—	—	—
Michael A. Carusi	12	16	—	—	2	2	1	1
Anne J. Keating	16	16	6	6	2	2	—	—
Daniel J. Moore	16	16	—	—	—	—	1	1
Michael D. Dale[1]	4	7	—	—	—	—	—	—

1. Effective March 15, 2016, Mr. Dale resigned as president and CEO and as a director of the Company.

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

As of December 31, 2016, the members of the audit committee were Timothy J. Barberich, Graham J. Bradley (Chair) and Anne J. Keating, all of whom are independent, non-executive directors. The audit committee is chaired by Graham J. Bradley who is an independent director and not chair of the Board.

The members of the audit committee must be financially literate and have familiarity with financial and accounting matters, with at least one member a qualified accountant or other financial professional with appropriate expertise in financial and accounting matters. The qualifications of those appointed to the audit committee are set out in the section titled “Directors of the Registrant” in this Item 10.

The audit committee met six times during 2016, with Mr. Bradley and Ms. Keating attending on all six occasions and Mr. Barberich attending on three occasions.

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

As the Company prepares and files its financial statements under United States accounting practices and laws, management is required to provide representations to the Board on a wide range of issues, including the effectiveness of the Company’s disclosure controls and procedures as well as the design and operation of internal control over financial reporting. However, as the Company is incorporated in the State of Delaware, United States, it is not required to provide a declaration under section 295A of the Corporations Act. To this end, shareholders’ attention is drawn to Item 9A of this Annual Report on Form 10-K and the certifications provided by the principal executive officer and the principal financial officer at the end of the Annual Report on Form 10-K. As stated above, Item 9A discloses information regarding the Company’s controls and procedures and management’s evaluation of the effectiveness of its internal control over financial reporting. During the year ended December 31, 2016, there were no exceptions contained in the certifications.

Recommendation 4.3 – A listed entity that has an annual general meeting should ensure that its external auditor attends its AGM and is available to answer questions from security holders relevant to the audit.

The Company’s policy is to ensure its external auditor attends the annual general meeting of shareholders, in person, to have an opportunity to make a statement, if desired, and to respond to appropriate questions from security holders regarding the audit. The Company’s auditor for the year ended December 31, 2016 was Moody, Famiglietti & Andronico, LLP, replacing Ernst & Young LLP in this capacity. Ernst & Young LLP attended the annual general meeting in respect of the financial year ended December 31, 2015.

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

Principle 6 – Respect the rights of security holders

Recommendation 6.1 – A listed entity should provide information about itself and its governance to investors via its website.

The Company aims to provide shareholders with comprehensive and timely access to Company documents and releases through its website, including:

•	details of the Company’s certificate of incorporation and bylaws, Board and committee charters and key corporate governance policies;

•	copies of all material information lodged with ASX and any other applicable securities regulators and securities exchanges;
•	copies of material announcements, financial reports, briefings and speeches made to the markets or media;
•	a means for the shareholders to submit enquiries directly to the Company;
•	the full text of notices of shareholder meetings and explanatory material; and
•	advance notice of all open briefings to institutional investors and analysts, including copies of presentation materials.

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

While the Board does not currently conduct a formal annual review of the material risks to the Company and the methods used to identify and communicate those risks, the Board continually assesses these matters and believes this current approach is effective. The Board holds regular meetings by teleconference as well as at the Company’s facility in Boston, Massachusetts, for the purposes of discussing and reviewing operational developments and reviewing the effectiveness of the implementation of the Company’s risk management systems.

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

As of December 31, 2016, the members of the compensation committee were Timothy J. Barberich (Chair), Michael A. Carusi and Anne J. Keating. In January 2016, Ms. Keating succeeded Mr. Barberich as a member of the compensation committee and Mr. Moore succeeded Mr. Barberich as Chair of the compensation committee. In May 2016, Mr. Moore resigned from the compensation committee and Mr. Barberich succeeded Mr. Moore as a member and Chair of the compensation committee. Mr. Barberich, Ms. Keating and Mr. Moore are considered independent directors for ASX, NASDAQ and SEC purposes. Mr. Carusi however, is not considered to be independent for ASX purposes, but is considered to be independent for NASDAQ and SEC purposes. The compensation committee therefore consists of a majority of independent directors and is also chaired by an independent director. The compensation committee met once during 2016 with Messrs. Barberich, Carusi and Moore attending on all occasions.

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

The Company has adopted a non-executive director compensation policy pursuant to which non-executive directors are compensated for their services to the Board including annual cash fees for serving as a member or the chair of the Board and for serving as a member or the chair of the Board committees. In addition, the policy provides that our non-executive directors may receive grants of a fixed number of options upon their joining the Board and annual grants (which commenced in 2014) of a fixed number of options and restricted stock units, in each case subject to the terms of the non-executive director compensation policy as well as the approval of shareholders. No such grants were made in 2016.

The Company has adopted a separate executive compensation program that consists of base salary, equity-based incentives, performance-based cash bonuses, severance benefits, and other customary benefits such as health insurance on the same basis as provided to all other employees. None of the Company’s non-executive directors are entitled to any retirement benefits.

Further information regarding the compensation committee, as required by Item 10 of this Annual Report on Form 10-K, is incorporated by reference to the applicable information in our proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC and ASX.

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

The information required by this Item 11 is incorporated by reference to the applicable information in our proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC and ASX.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information relating to security ownership of certain beneficial owners of our Common Stock and information relating to the security ownership of our management required by this Item 12 is incorporated by reference to the applicable information in our proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC and ASX.

The table below sets forth information with regard to shares authorized for issuance under our equity compensation plans as of December 31, 2016. As of December 31, 2016, we had two active equity compensation plans, each of which was approved by our stockholders:

•	Our 2003 Omnibus Stock Plan; and
•	Our 2011 Employee, Director and Consultant Equity Incentive Plan.

Plan Category	Number of shares to be issued upon exercise of outstanding options or vesting of restricted stock units	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans[1]
Equity compensation plans approved by security holders	1,152,072	$8.67	1,060,920
Equity compensation plans not approved by security holders	—		—

Total	1,152,072	$8.67	1,060,920

1)	Our 2011 Employee, Director and Consultant Equity Incentive Plan allows for an annual increase in the number of shares available for issue commencing on the first day of each fiscal year during the period beginning in fiscal year 2012 and ending in fiscal year 2020. The annual increase in the number of shares shall be equal to the lowest of: (i) 500,000 shares; (ii) 4% of the number of common shares outstanding as of such date; and (iii) an amount determined by our board of directors or our compensation committee.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference to the applicable information in our proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC and ASX.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to the applicable information in our proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC and ASX.

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

ITEM 16.  FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

GI Dynamics, Inc.

Date: March 30, 2017	By:	/s/ SCOTT W. SCHORER
	Name:	Scott W. Schorer

	Title:	President, Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SCOTT W. SCHORER Scott W. Schorer	President, Chief Executive Officer (Principal Executive Officer)	March 30, 2017

/s/ JAMES MURPHY James Murphy	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 30, 2017

/s/ DANIEL J. MOORE Daniel J. Moore	Chairman and Director	March 30, 2017

/s/ TIMOTHY J. BARBERICH Timothy J. Barberich	Director	March 30, 2017

/s/ GRAHAM J. BRADLEY, AM Graham J. Bradley, AM	Director	March 30, 2017

/s/ MICHAEL A. CARUSI Michael A. Carusi	Director	March 30, 2017

/s/ ANNE J. KEATING Anne J. Keating	Director	March 30, 2017

/s/ OERN STUGE, MD Oern Stuge, MD	Director	March 30, 2017

EXHIBIT INDEX

Exhibit No:	Description

3.1.1	Certificate of Incorporation of GI Dynamics, Inc. incorporated by reference to Exhibit 3.1 of GI Dynamics, Inc.’s registration statement on Form 10, filed with the SEC on April 30, 2014

3.1.2	Certificate of Amendment to the Restated Certificate of Incorporation of GI Dynamics, Inc. incorporated by reference to Exhibit 3.1 of GI Dynamics, Inc.’s Current Report on Form 8-K, filed with the SEC on April 9, 2015

3.2	Bylaws of GI Dynamics, Inc. incorporated by reference to Exhibit 3.2 of GI Dynamics, Inc.’s registration statement on Form 10, filed with the SEC on April 30, 2014

4.1	Form of Warrant incorporated by reference to Exhibit 4.1 of GI Dynamics, Inc.’s registration statement on Form 10, filed with the SEC on April 30, 2014

4.2	Warrant dated May 4, 2016, between GI Dynamics, Inc. and Danforth Advisors, LLC incorporated by reference to Exhibit 4.1 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2016

10.1†	2011 Employee, Director and Consultant Equity Incentive Plan incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Annual Report on Form 10-K, filed with the SEC on March 30, 2015

10.2†	2003 Omnibus Stock Plan incorporated by reference to Exhibit 10.2 of GI Dynamics, Inc.’s registration statement on Form 10, filed with the SEC on April 30, 2014

10.7	Form of Indemnification Agreement incorporated by reference to Exhibit 10.4 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2014

10.8	Sublease Agreement, dated May 23, 2013, between GI Dynamics, Inc. and Cambridge Technology, Inc. incorporated by reference to Exhibit 10.8 of GI Dynamics, Inc.’s registration statement on Form 10, filed with the SEC on April 30, 2014

10.9	Technology Transfer Agreement, dated May 27, 2003, between GI Dynamics, Inc. and Seedling Enterprises, LLC incorporated by reference to Exhibit 10.9 of GI Dynamics, Inc.’s registration statement on Form 10, filed with the SEC on June 13, 2014

10.12†	Non-Employee Director Compensation Policy incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Current Report on Form 8-K, filed with the SEC on September 12, 2014

10.13†	Separation Agreement, dated January 21, 2015 between GI Dynamics, Inc. and Robert W. Crane incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Current Report on Form 8-K, filed with the SEC on January 29, 2015

10.14†	Letter of Employment, dated March 23, 2016, between GI Dynamics, Inc. and Scott Schorer incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Current Report on Form 8-K, filed with the SEC on March 24, 2016

10.15†	Letter of Employment, dated May 9, 2016, between GI Dynamics, Inc. and Brian Callahan incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2016

10.16	Lease Agreement, dated June 1, 2016, between GI Dynamics, Inc. and E F and C, LLC incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2016

21.1	Subsidiaries of the Registrant incorporated by reference to Exhibit 21.1 of GI Dynamics, Inc.’s registration statement on Form 10, filed with the SEC on April 30, 2014

23.1*	Consent of Moody, Famiglietti & Andronico, LLP

23.2*	Consent of Ernst & Young LLP

31.1*	Certification of principal executive officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act

31.2*	Certification of principal financial officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act

32.1‡	Certification of principal executive officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.2‡	Certification of principal financial officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Database

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

‡	Furnished herewith.

†	Management contract or compensatory plan or arrangement.

GI Dynamics, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

GI Dynamics, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of GI Dynamics, Inc. and Subsidiaries (the Company) as of December 31, 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GI Dynamics, Inc. and Subsidiaries as of December 31, 2016, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Company has experienced recurring losses, and negative cash flows from operations since inception and has an accumulated deficit as of December 31, 2016. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moody, Famiglietti & Andronico, LLP

Tewksbury, Massachusetts

March 30, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

GI Dynamics, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of GI Dynamics, Inc. and Subsidiaries (the Company) as of December 31, 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GI Dynamics, Inc. and Subsidiaries as of December 31, 2015, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, MA

March 30, 2016

GI Dynamics, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$8,293	$19,590
Restricted Cash	30	—
Accounts receivable, net	30	40
Inventory	213	1,025
Prepaid expenses and other current assets	483	726

Total current assets	9,049	21,381
Property and equipment, net	149	401

Total assets	$9,198	$21,782

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,006	$435
Accrued expenses	1,160	3,068
Deferred revenue	11	11
Other current liabilities	214	7

Total current liabilities	2,391	3,521
Other liabilities	—	3
Warrants liability	17	—

Commitments (Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value – 500,000 shares authorized; no shares issued and outstanding at December 31, 2016 and 2015	—	—
Common stock, $0.01 par value – 13,000,000 shares authorized; 10,907,857 shares issued and 10,907,857 shares outstanding at December 31, 2016 and 9,505,557 shares issued and 9,505,389 shares outstanding at December 31, 2015	109	95
Class B common stock, $0.01 par value – 1,000,000 shares authorized; no shares issued and outstanding at December 31, 2016 and 2015	—	—
Additional paid-in capital	254,884	253,250
Accumulated deficit	(248,203)	(235,087)

Total stockholders’ equity	6,790	18,258

Total liabilities and stockholders’ equity	$9,198	$21,782

The accompanying notes are an integral part of these consolidated financial statements.

GI Dynamics, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2016	2015	2014
Revenue	$545	$1,316	$2,828
Cost of revenue	1,291	5,723	4,089

Gross loss	(746)	(4,407)	(1,261)

Operating expenses:
Research and development	3,928	16,635	26,654
Sales and marketing	2,194	5,073	10,023
General and administrative	6,250	8,391	10,252

Total operating expenses	12,372	30,099	46,929

Loss from operations	(13,118)	(34,506)	(48,190)

Other income (expense):
Interest income	42	68	253
Interest expense	—	(1)	(1)
Foreign exchange loss	10	(647)	(514)
Re-measurement of warrant liability	(17)	9	317

Other income (expense), net	35	(571)	55

Loss before income tax expense	(13,083)	(35,077)	(48,135)
Income tax expense	33	84	70
Net loss	$(13,116)	$(35,161)	$(48,205)

Basic and diluted net loss per common share	$(1.37)	$(3.71)	$(5.36)
Weighted-average number of common shares used in basic and diluted net loss per common share	9,555,246	9,488,063	8,997,754
Comprehensive loss	$(13,116)	$(35,161)	$(48,205)

The accompanying notes are an integral part of these consolidated financial statements.

GI Dynamics, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
Balance at December 31, 2013	8,008,772	$80	$214,026	$(151,721)	$62,385
Issuance of common stock upon exercise of stock options	152,374	2	544	—	546
Issuance of shares upon private placement, net of issuance costs of approximately $1.4 million	1,319,025	13	30,769	—	30,782
Stock-based compensation expense	—	—	4,670	—	4,670
Net loss	—	—	—	(48,205)	(48,205)

Balance at December 31, 2014	9,480,171	95	250,009	(199,926)	50,178
Issuance of common stock upon exercise of stock options and vesting of restricted stock	21,886	—	2	—	2
Issuance of common stock upon vesting of shares subject to repurchase	3,332	—	78	—	78
Stock-based compensation expense	—	—	3,161	—	3,161
Net loss	—	—	—	(35,161)	(35,161)

Balance at December 31, 2015	9,505,389	95	253,250	(235,087)	18,258
Issuance of common stock upon exercise of stock options and vesting of restricted stock	5,000	—	—	—	—
Issuance of common stock upon vesting of shares subject to repurchase	168	—	3	—	3
Issuance of shares upon private placement, net of issuance costs of approximately $0.1 million	1,397,300	14	964	—	978
Stock-based compensation expense	—	—	667	—	667
Net loss	—	—	—	(13,116)	(13,116)

Balance at December 31, 2016	10,907,857	$109	$254,884	$(248,203)	$6,790

The accompanying notes are an integral part of these consolidated financial statements.

GI Dynamics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2016	2015	2014
Operating activities
Net loss	$(13,116)	$(35,161)	$(48,205)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	190	486	656
Impairment and abandonment of fixed assets	145	389	—
Stock-based compensation expense	667	3,161	4,670
Re-measurement of warrant liability	17	(9)	(317)
Loss on sale of property and equipment	7	—	—
Change in inventory reserve	(77)	3,155	1,527
Changes in operating assets and liabilities:
Accounts receivable	10	430	190
Prepaid expenses and other current assets	243	439	123
Inventory	889	1,308	256
Other assets	—	97	(97)
Accounts payable	571	(447)	(385)
Accrued expenses	(1,908)	(4,772)	3,273
Deferred revenue	—	(401)	(310)
Other liabilities	—	(97)	97

Net cash used in operating activities	(12,362)	(31,422)	(38,522)

Investing activities
Purchases of property and equipment	(94)	(179)	(255)
Proceeds from sale of property and equipment	3	—	—
Change in restricted cash	(30)	—	—

Net cash used in investing activities	(121)	(179)	(255)

Financing activities
Proceeds from exercise of stock options	—	2	628
Proceeds from issuance of shares	978	—	30,782
Proceeds from borrowings	305	—	—
Payments on capital leases	(2)	(2)	—
Payments on long-term debt	(95)	—	(58)

Net cash provided by financing activities	1,186	—	31,352

Net decrease in cash and cash equivalents	(11,297)	(31,601)	(7,425)
Cash and cash equivalents at beginning of year	19,590	51,191	58,616

Cash and cash equivalents at end of year	$8,293	$19,590	$51,191

Supplemental cash flow disclosures
Cash paid for interest	$—	$1	$1
Income taxes paid	$73	$140	$46
Payments for equipment acquired under capital lease	$—	$8	$—
Issuance of common stock upon vesting of shares subject to repurchase	$3	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

GI Dynamics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Business

GI Dynamics, Inc. (the “Company”) was incorporated on March 24, 2003, as a Delaware corporation, with operations based in Boston, Massachusetts. The Company is dedicated to restoring health and improving quality of life through the design and application of device and disease management solutions for treatment of metabolic disease. The Company’s near-term goal is to establish EndoBarrier Therapy as a vital treatment option for patients suffering from type 2 diabetes and obesity by restoring more manageable blood sugar levels and reducing body weight. The Company is the developer of EndoBarrier®, the first endoscopically-delivered device therapy approved for the treatment of obese type 2 diabetic patients. EndoBarrier is the only proven, incision-free, non-anatomy altering solution designed to specifically mimic the duodenal-jejunal exclusion created by gastric bypass surgery, without the permanent safety issues associated with gastric bypass. Since incorporation, the Company has devoted substantially all of its efforts to product commercialization, research and development, business planning, recruiting management and technical staff, acquiring operating assets, and raising capital. The Company currently operates in one reportable business segment which designs, manufactures and markets medical devices.

In 2011, the Company began commercial sales of its product, the EndoBarrier, which is approved and commercially available in multiple countries outside the U.S.

In the U.S., the Company received approval from the Food and Drug Administration (“FDA”), to commence its pivotal trial of EndoBarrier Therapy (the “ENDO Trial”), which the Company began in 2013. The multi- center, randomized, double-blinded study planned to enroll 500 patients with uncontrolled type 2 diabetes and obesity at 25 sites in the U.S. The primary endpoint was improvement in diabetes control as measured by HbA1c levels. In the second half of fiscal 2015, the Company announced its decision to stop the ENDO Trial.

On August 21, 2015, the Company announced that it was reducing headcount by approximately 46% as part of its efforts to restructure its business and expenses in response to stopping the ENDO Trial and to ensure sufficient cash remained available for it to establish new priorities, continue limited market development and research, and to evaluate strategic options.

In the second and third quarters of fiscal 2016, the Company took additional actions that it thought necessary to allow the opportunity to evolve its strategic options. These actions resulted in non-recurring charges totaling approximately $1.1 million, including $0.4 million related to restructuring charges in our second quarter, $0.6 million related to employee departures in both our second and third quarters and $0.1 million related to abandonment of our former headquarters in Lexington, MA.

In October 2016 we received final cancellation notification from the Therapeutic Goods Administration (TGA) for the listing of EndoBarrier on the Australian Register of Therapeutic Goods (ARTG). The TGA stated that the Company failed to provide adequate evidence of compliance with certain provisions of the TGA Essential Principles within the required number of working days.

Currently, the Company is focused on commercialization efforts within select European Union and Middle East countries and is re-engaging with the FDA to explore regulatory approval for EndoBarrier.

The Company has incurred operating losses since inception and at December 31, 2016, had an accumulated deficit of approximately $248.2 million. GI Dynamics expects to incur significant operating losses for the next several years. At December 31, 2016, the Company had approximately $8.3 million in cash and cash equivalents and restricted cash. The Company does not expect its current cash balances will be sufficient to enable it to conduct an additional clinical trial for the purpose of seeking regulatory approval from the FDA and complete development of an improved EndoBarrier for its current use and potential new indications. The Company will

GI Dynamics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1. Nature of Business (continued)

need to raise additional funding prior to September 30, 2017 in order to continue to pursue its current business objectives as planned and to continue to fund its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company may seek to raise additional funds through any combination of collaborative arrangements, strategic alliances, and additional equity and debt financings or from other sources. There can be no assurance that any such financing opportunities will be available on acceptable terms, if at all. If the Company is unable to raise capital when needed, it could be forced to significantly delay or discontinue research and development activities and further commercialization of EndoBarrier, which could have a material adverse effect on its business, financial condition and results of operations. In addition, the Company could be required to cease operations if it is unable to raise capital when needed.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The consolidated financial statements for the year ended December 31, 2016 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

In September 2011, the Company completed its initial public offering (“IPO”) of common stock in the form of CHESS Depositary Interests (“CDIs”) in Australia. As a result of the IPO and simultaneous private placement in the U.S., the Company raised a total of approximately $72.5 million in proceeds, net of expenses and repayment of $6.0 million of the Company’s Convertible Term Promissory Notes. Additionally, in July and August 2013, the Company sold CDIs on the Australian Securities Exchange (“ASX”) through a private placement and Share Purchase Plan (“SPP”), which raised a total of approximately $52.5 million, net of expenses. In May 2014, the Company raised an additional approximately $30.8 million, net of expenses, when it sold CDIs on the ASX through a private placement. On December 20, 2016 the company completed a private placement sale of 69,865,000 CDI’s (1,397,300 shares) for approximately $1.0 million, net of expenses.

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

Use of Estimates

The preparation of consolidated financial statements in accordance with generally accepted accounting principles in the U.S. requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company’s management evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, inventory valuation including reserves for excess and obsolete inventory, impairment of long-lived assets, income taxes including the valuation allowance for deferred

GI Dynamics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies and Basis of Presentation (continued)

tax assets, research and development, contingencies, valuation of warrant liabilities, estimates used to assess its ability to continue as a going concern and stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

Cash and Cash Equivalents

The Company considers all highly liquid investment instruments with an original maturity when purchased of three months or less to be cash equivalents. Investments qualifying as cash equivalents primarily consist of money market funds and have a carrying amount that approximates fair value. The amount of cash equivalents included in cash and cash equivalents was approximately $6.3 million and $17.2 million at December 31, 2016 and 2015, respectively.

At December 31, 2016 and 2015, the Company had approximately $0.1 million and $0.2 million, respectively, of cash and cash equivalents denominated in Australian dollars that is subject to foreign currency gain and loss. At December 31, 2016 and 2015, the Company had approximately $0.2 million and $0.5 million, respectively, of cash and cash equivalents denominated in euros that is subject to foreign currency gain and loss.

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

Revenue Recognition

The Company generates all of its revenue from sales of its EndoBarrier to health care providers and third- party distributors who resell the product to health care providers.

The Company considers revenue to be realized or realizable and earned when all of the following criteria are met: persuasive evidence of a sales arrangement exists, delivery has occurred or services have been rendered, the

GI Dynamics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies and Basis of Presentation (continued)

price is fixed or determinable, and collectability is reasonably assured. Revenue is recognized upon passage of title and risk of loss to customers, unless a consignment arrangement exists and provided an estimate can be made for sales returns.

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

When doubt exists about collectability from specific customers, the Company defers revenue from sales of products to those customers until payment is received. GI Dynamics, Inc. and Subsidiaries

In certain circumstances the Company allows customers to return defective or nonconforming products for credit or replacement products. Defective or nonconforming products typically include those products that resulted in an unsuccessful implant procedure. The Company considers these transactions to be product returns and bases its estimate for sales returns upon historical trends and records the amount as a reduction to revenue upon the initial sale of the product. In the event the Company is unable to reasonably estimate future returns, it recognizes revenue when the right of return lapses. Prior to the fourth quarter of 2013, the Company did not have sufficient historical experience on which to base an estimate of returns, and therefore recognized revenue when the right of return lapsed. The Company determined this point to be when the product was implanted or otherwise consumed and payment was received from the customer, which indicated that the Company had no further obligations to the customer and that the sale was complete. As a result, starting in the fourth quarter of 2013, the Company began to recognize revenue at the time of delivery net of these return estimates. Prospectively, the Company will continue to evaluate whether it has sufficient data to determine return estimates as it enters new markets.

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

At December 31, 2016 and 2015, the Company had deferred revenue of approximately $11,000.

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

Patent Costs

The Company expenses as incurred all costs, including legal expenses, associated with obtaining patents until the patented technology becomes feasible. All costs incurred after the patented technology is feasible will be capitalized as an intangible asset. As of December 31, 2016, no such costs had been capitalized since inception of the Company. The Company has expensed approximately $0.4 million, $0.5 million and $0.5 million of patent costs within general and administrative expenses in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Stock awards to non-employees are accounted for in accordance with ASC 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). The measurement date for non-employee awards is generally the date performance of services required from the non-employee is complete. For non-employee awards that vest based on service conditions, the Company expenses the value of the awards over the related service period, provided they expect the service condition to be met. The Company records the expense of services rendered by non- employees based on the estimated fair value of the stock option using the Black-Scholes option pricing model over the contractual term of the non-employee. The fair value of unvested non-employee awards are remeasured at each reporting period and expensed over the vesting term of the underlying stock options on a straight-line basis.

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

GI Dynamics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies and Basis of Presentation (continued)

As of December 31, 2016 and 2015, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible. As a result, no related reserves have been established.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). This new standard gives a company’s management the final responsibilities to decide whether there is substantial doubt about the company’s ability to continue as a going concern and to provide related footnote disclosures. The standard provides guidance to management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that companies commonly provide in their footnotes. Under the new standard, management must decide whether there are conditions or events, considered in the aggregate, that raise

GI Dynamics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies and Basis of Presentation (continued)

substantial doubt about the company’s ability to continue as a going concern within one year after the date that the financial statements are issued, or within one year after the date that the financial statements are available to be issued when applicable. This updated pronouncement was adopted for the annual reporting period ended December 31, 2016 and had no material impact on the Company’s financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles — Goodwill and Other — Internal-Use Software (“ASU 2015-05”). This new standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 will be effective for the Company for reporting periods beginning after December 15, 2015. Early adoption is permitted and a company can elect to adopt ASU 2015-05 either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. Accordingly, the standard is effective for the Company on January 1, 2016. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015- 11”). ASU 2015-11, which simplifies the measurement of inventories valued under most methods, including the Company’s inventories valued under FIFO — the first-in, first-out cost method. Inventories valued under LIFO — the last-in, first-out method — are excluded. Under this new guidance, inventories valued under these methods would be valued at the lower of cost and net realizable value, with net realizable value defined as the estimated selling price less reasonable costs to sell the inventory. This guidance is effective for annual reporting beginning after December 15, 2016, including interim periods within the year of adoption, with early application permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes — Balance Sheet Reclassification of Deferred Taxes (Topic 740) (“ASU 2015-17”). ASU 2015-17 requires that deferred tax liabilities and assets, and any related valuation allowances, be classified as noncurrent in a classified statement of financial position. The classification change for all deferred taxes as noncurrent simplifies entities’ processes as it eliminates the need to separately identify the net current and net noncurrent deferred tax asset or liability in each jurisdiction and allocate valuation allowances. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted and the amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company early adopted ASU 2015-17 in the fourth quarter of 2015 on a prospective basis and reclassified the current portion of deferred tax assets to the non-current portion of deferred tax assets within its consolidated balance sheets resulting in a reduction of other long-term assets and other current liabilities of approximately $97,000 as of December 31, 2015. The prior period balances were not retrospectively adjusted.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or ASU 2016-02. ASU 2016-02 requires that lessees recognize in the statement of financial position for all leases (with the exception of short-term leases) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset representing the lessee’s right to use the underlying asset for the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Lessees must apply a

GI Dynamics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies and Basis of Presentation (continued)

modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees may not apply a full retrospective transition approach. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09. ASU 2016-09 will simplify the income tax consequences, accounting for forfeitures and classification on the statements of consolidated cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. We are currently evaluating the potential impact that ASU 2016-09 may have on our consolidated financial statements.

In August, 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), or ASU 2016-15. The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under FASB Accounting Standards Codification 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. We are currently evaluating the impact that ASU No. 2016-15 may have on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issue Task Force), or ASU 2016-18. This new standard addresses the diversity that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within the year of adoption, with early adoption permitted. We do not expect that the adoption of ASU 20116-18 will have a material impact on our consolidated financial statements.

3. Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Potential common stock equivalents are determined using the treasury stock method. For diluted net loss per share purposes, the Company excludes stock options and other stock-based awards, including shares issued as a result of option exercises but which are subject to repurchase by the Company, whose effect would be anti-dilutive from the calculation. During each of the years ended December 31, 2016, 2015 and 2014, common stock equivalents were excluded from the calculation of diluted net loss per common share, as their effect was anti-dilutive due to the net loss incurred. Therefore, basic and diluted net loss per share was the same in all periods presented.

GI Dynamics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

3. Net Loss per Common Share (continued)

The following potentially dilutive securities have been excluded from the computation of diluted weighted- average shares outstanding as of December 31, 2016, 2015 and 2014, as they would be anti-dilutive:

	Years Ended December 31,
	2016	2015	2014
Warrants to purchase common stock	28,532	50,000	50,000
Options to purchase common stock and other stock-based awards	1,152,072	1,041,322	1,410,736

Total	1,180,604	1,091,322	1,460,736

4. Common Stock Warrants

In connection with the Company’s IPO in September 2011, the Company issued warrants in an aggregate amount of 50,000 shares of common stock at an exercise price of A$55.00 per share to the lead manager of the IPO and certain other investors. The warrants expired on the fifth anniversary of their date of grant.

On May 4, 2016, the Company entered into a consulting agreement pursuant to which the consulting firm will provide strategic advisory, finance, accounting, human resources and administrative functions, including chief financial officer services, to the Company. In connection with the consulting agreement, the Company granted the consulting firm a warrant (“Consultant Warrant,” together with the IPO Warrants, the “Warrants”) to purchase up to 28,532 shares of the Company’s common stock at an exercise price per share equal to $0.64. The Consultant Warrant vests on a monthly basis over two years and has a term of five years. The Company has reserved 28,532 shares of common stock related to the Consultant Warrant. As of December 31, 2016, no Consultant Warrants had been exercised.

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

5. Fair Value of Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2016 and 2015, and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, requiring the Company to develop its own assumptions for the asset or liability.

GI Dynamics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5. Fair Value of Financial Instruments (continued)

The following tables present the assets and liabilities the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$6,344	$6,344	$—	$—

Total assets	$6,344	$6,344	$—	$—

Liabilities
Warrant liability	$17	$—	$—	$17

Total liabilities	$17	$—	$—	$17

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$17,207	$17,207	$—	$—

Total assets	$17,207	$17,207	$—	$—

Liabilities
Warrant liability	$—	$—	$—	$—

Total liabilities	$—	$—	$—	$—

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the common stock warrants at December 31, 2016, 2015 and 2014 were as follows:

	December 31,
	2016	2015	2014
Exercise price (A$55.00 at the then current exchange rate)	$0.64	$40.18	$45.11
Fair value of common stock	$0.59	$1.06	$9.84
Expected volatility	90.5%	165.6%	62.2%
Expected term (in years)	4.34	0.7	1.7
Risk-free interest rate	1.78%	0.5%	0.5%
Expected dividend yield	—%	—%	—%

GI Dynamics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5. Fair Value of Financial Instruments (continued)

The following table rolls forward the fair value of the warrants, where fair value is determined by Level 3 inputs (in thousands):

Balance at December 31, 2014	$9
Decrease in fair value of warrants upon re-measurement included in other income (expense)	(9)

Balance at December 31, 2015	$—

Grant of Consulting warrants May 2016	$12
Increase in fair value of warrants upon re-measurement included in other expense	5

Balance at December 31, 2016	$17

Cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities at December 31, 2016 and 2015 are carried at amounts that approximate fair value due to their short-term maturities and highly liquid nature of these instruments.

6. Concentrations of Credit Risk, Accounts Receivable and Related Valuation Account

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalent balances with high quality financial institutions, and consequently, the Company believes that such funds are subject to minimal credit risk. The Company’s short-term investments potentially subject the Company to concentrations of credit risk. The Company has adopted an investment policy that limits the amounts the Company may invest in any one type of investment and requires all investments held by the Company to hold at least an A rating from a recognized credit rating agency, thereby reducing credit risk concentration.

Accounts receivable primarily consist of amounts due from customers, including distributors and health care providers in different countries. In light of the current economic state of many foreign countries, the Company continues to monitor the creditworthiness of its customers.

At December 31, 2016 one health care provider accounted for approximately 43% of the Company’s accounts receivable and another health care provider accounted for approximately 22% of the Company’s accounts receivable.

At December 31, 2015, one health care provider accounted for approximately 15% of the Company’s accounts receivable and two health care providers accounted for approximately 11% each and a fourth health care provider accounted for approximately 10%. No other customer accounted for greater than 10% of the Company’s accounts receivable at December 31, 2016 and 2015.

The Company grants credit to customers in the normal course of business but generally does not require collateral or any other security to support its receivables. The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices not individually reviewed. Amounts determined to be uncollectible are written off against this reserve. The Company recorded write-offs of uncollectible accounts receivable of approximately $48,000 in the year ended December 31, 2016 and approximately $31,000 in 2015 and none in 2014. As of December 31, 2016, the Company believes its allowance for doubtful accounts of approximately $16,000 is adequate based on its review.

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

The following table shows the components of the Company’s accounts receivable at December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Accounts receivable	$68	$121
Less: allowance for doubtful accounts	(16)	(59)
Less: allowance for sales returns	(22)	(22)

Total	$30	$40

The following is a roll forward of the Company’s allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2016	2015	2014
Beginning balance	$59	$41	$—
Net charges to expenses	5	49	41
Utilization of allowances	(48)	(31)	—

Ending balance	$16	$59	$41

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

In 2015, the Company performed an analysis of its inventory on hand and due to current evidence that the utility of certain amounts of its inventory as it was expected to be used will be less than its cost recorded an

GI Dynamics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7. Inventory (continued)

approximately $3.2 million charge for excess, expired and obsolete inventory. Factors contributing to the inventory write-down included: the effect that the ENDO Trial enrollment hold and subsequent termination had on commercial activity and the Company’s inventory levels, the expected timing of third-party payer reimbursement in its commercial markets, its conclusion that certain inventory will not be used for sales inside or outside the U.S. and the historical accuracy of its demand forecasts. As of December 31, 2016 and 2015, the Company has a reserve totaling approximately $5.0 million of which approximately $3.3 million was for its inventory of sleeve material. The Company continues to review any evidence that may indicate that the utility of additional amounts of inventory, as it was expected to be used, will be less than cost.

In 2014, the Company determined that its raw material sleeve inventory was in excess of its anticipated commercial demand for future sales. Accordingly, for the year ended December 31, 2014, the Company recorded a provision for excess inventory of approximately $1.6 million to reduce the carrying value of the raw material sleeve inventory.

Inventory, net of reserves, at December 31, 2016 and 2015 was as follows (in thousands):

	December 31,
	2016	2015
Finished goods	$213	$391
Work-in-process	—	605
Raw materials	—	29

Total	$213	$1,025

The Company has entered into consignment arrangements in which the Company delivers product to the customer but retains title to the product until it is implanted or otherwise consumed. At December 31, 2016 and 2015, approximately 5% and 2% of the finished goods inventory was at customer locations pursuant to these arrangements.

8. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2016	2015
Laboratory and manufacturing equipment	$591	$457
Computer equipment and software	1,174	1,118
Office furniture and equipment	183	229
Leasehold improvements	21	848

	1,969	2,652
Less accumulated depreciation and amortization	(1,820)	(2,251)

Total	$149	$401

GI Dynamics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8. Property and Equipment (continued)

As part of the Company’s restructuring in 2015 and then in 2016 in connection with the abandonment of its Company headquarters in Lexington, Massachusetts, the Company recognized a charge for impaired fixed assets as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Cost of revenue	$24	$265	$—
Research and development	79	100	—
Sales and marketing	—	5	—
General and administrative	42	19	—

	$145	$389	$—

In January 2015, the Company entered into a capital lease for certain office equipment. The company disposed of the certain office equipment during the 4th quarter in 2016. At December 31, 2016, the Company had no assets under capital lease.

Depreciation and amortization expense of property and equipment, including equipment recorded under capital leases, totaled approximately $0.2 million, $0.5 million and $0.7 million for the years ended December 31, 2016, 2015, and 2014, respectively.

9. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2016	2015
Clinical trials	$16	$1,809
Payroll and related liabilities	430	501
Professional fees	617	454
Deferred rent, current portion	—	168
Other	97	136

Total	$1,160	$3,068

In both 2016 and 2015, the Company recorded approximately $0.6 million of separation related expenses of which approximately none and $0.1 million is included in payroll and related liabilities at December 31, 2016 and 2015, respectively.

10. Short-Term Notes Payable

GI Dynamics, Inc. entered into a short-term loan agreement with First Insurance Funding Corp to borrow $306,380 to be used to purchase insurance. The agreement calls for ten monthly payments of $30,638 which includes principal and interest. The annual interest rate on the borrowing is 1.95%. The outstanding balance at December 31, 2016 was $214,466 and has been included in other current liabilities in the accompanying balance sheet.

GI Dynamics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

11. Commitments and Contingencies

Lease Commitments

In June 2016, the Company entered into a non-cancelable agreement to lease approximately 4,200 square feet of office and laboratory space in Boston, Massachusetts. The lease commenced in June 2016 and expires in April 2018. Rent during the term is $11,900 per month.

Future minimum lease payments under all non-cancelable lease arrangements at December 31, 2016, are as follows (in thousands):

Year Ending December 31,
2017	$143
2018	48
2019	—

Total future minimum lease payments	$191

Rent expense on non-cancelable operating leases was approximately $0.5 million, $0.5 million and $0.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

The Company has raised net proceeds of approximately $232.6 million through sales of its equity from inception.

Common Stock

The Company authorized Class B common stock in order to meet the Listing Rules of the ASX so far as they apply to escrowed securities. In the event that holders of common stock, who were subject to ASX-imposed escrow, breached the terms of their escrow agreement or the Listing Rules as they apply to escrowed securities, their common stock would have been automatically converted into Class B common stock until the earlier to occur of the expiration of the escrow period or the breach being rectified. The Class B common stock is identical to and ranks equally with the common stock except that Class B common stock has no voting rights and is not entitled to any dividends. No shares of common stock are currently subject to such an escrow.

GI Dynamics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12. Stockholders’ Equity (continued)

In December 2016, GI Dynamics raised approximately $1.0 million, net of expenses, in an offering of 1,397,300 shares of common stock (69,865,000 CDIs) to sophisticated and professional investors in Australia and certain other jurisdictions.

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

In August 2011, the Board of Directors adopted the 2011 Employee, Director and Consultant Equity Incentive Plan (the “2011 Plan”, together with the 2003 Plan, the “Plans”) as the successor to the 2003 Plan. Under the 2011 Plan, the Company may grant incentive stock options, nonqualified stock options, restricted and unrestricted stock awards and other stock-based awards. The Company had initially reserved 450,000 shares of its common stock for issue under the 2011 Plan. Awards that are returned to the Company’s 2003 Plan as a result of their forfeiture, expiration or cancellation without delivery of common stock shares or that result in the forfeiture of shares back to the Company on or after August 1, 2011, the date the 2011 Plan became effective, are automatically made available for issuance under the 2011 Plan. At August 1, 2011, 80,235 shares available for grant under the 2003 Plan were transferred to the 2011 Plan. At December 31, 2016, 1,060,920 shares were available for grant under the 2011 Plan.

In addition, the 2011 Plan allows for an annual increase in the number of shares available for issue under the 2011 Plan commencing on the first day of each fiscal year during the period beginning in fiscal year 2012 and ending in fiscal year 2020. The annual increase in the number of shares shall be equal to the lowest of:

•	500,000 shares;

•	4% of the number of common shares outstanding as of such date; and

•	an amount determined by the Board of Directors or the Company’s compensation committee. Accordingly, during 2016, 380,222 shares were added to the 2011 Plan.

Stock-Based Compensation

Stock-based compensation is reflected in the consolidated statements of operations and comprehensive loss as follows for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Years Ended December 31,
	2016	2015	2014
Cost of revenue	$34	$89	$126
Research and development	56	456	1,179
Sales and marketing	159	425	1,367
General and administrative	418	2,191	1,998

	$667	$3,161	$4,670

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

At December 31, 2014, the Company had options for the purchase of 20,000 shares of common stock subject to performance-based milestone vesting. During the years ended December 31, 2016, 2015 and 2014, the Company did not recognize any expense associated with options subject to performance-based milestones as the vesting of the underlying awards was not deemed probable. At December 31, 2015, there were no options subject to performance-based milestone vesting outstanding.

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

In calculating stock-based compensation costs, the Company estimates the fair value of stock options using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived, exchange-traded options that have no vesting restrictions and are fully transferable. The Company estimates the number of awards that will be forfeited in calculating compensation costs. Such costs are then recognized over the requisite service period of the awards on a straight-line basis.

Determining the fair value of stock-based awards using the Black-Scholes option-pricing model requires the use of highly subjective assumptions, including the expected term of the award and expected stock price volatility. The weighted-average assumptions used to estimate the fair value of employee stock options using the Black-Scholes option-pricing model were as follows for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	2014
Expected volatility	75.8%	56.8%	61.6%
Expected term (in years)	6.05	6.04	6.05
Risk-free interest rate	2.1%	1.6%	2.1%
Expected dividend yield	—%	—%	—%

Expected Volatility

Volatility measures the amount that a stock price has fluctuated or is expected to fluctuate during a period. As the Company was not publicly traded prior to September 2011 and therefore had no trading history, stock price volatility was estimated based on an analysis of historical and implied volatility of comparable public companies.

Expected Term

The Company has limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. As a result, for stock option grants made during the years ended December 31, 2016, 2015 and 2014, the expected term was estimated

GI Dynamics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

13. Stock Plans (continued)

using the “simplified method.” The simplified method is based on the average of the contractual term of the option and the weighted-average vesting period of the option. For options granted to non-employees, the Company used the remaining contractual life to estimate the expected term of non-employee awards for the years ended December 31, 2016, 2015 and 2014.

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

Forfeitures

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from the Company’s estimates. Subsequent changes in estimated forfeitures are recognized through a cumulative adjustment in the period of change and will also impact the amount of stock-based compensation expense in future periods. The Company uses historical data to estimate forfeiture rates. The Company’s estimated forfeiture rates were 15.0%, 15.0% and 5.0% as of December 31, 2016, 2015 and 2014, respectively.

Stock Options

The following table summarizes share-based activity under the Company’s stock option plans:

	Shares of Common Stock Attributable to Options	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2015	779,028	$23.92	7.64	—
Granted	575,106	$1.00
Exercised	—	$—
Cancelled	(605,563)	$20.99

Outstanding at December 31, 2016	748,571	$8.67	8.38	$—

Vested or expected to vest at December 31, 2016	660,760	$9.63	8.25	$—

Exercisable at December 31, 2016	163,156	$34.39	4.88	$—

As of December 31, 2016, there was approximately $0.4 million of unrecognized stock-based compensation, net of estimated forfeitures, related to unvested stock option grants having service-based vesting under the Plans which is expected to be recognized over a weighted-average period of 2.67 years. The total unrecognized stock- based compensation cost will be adjusted for future changes in estimated forfeitures.

GI Dynamics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

13. Stock Plans (continued)

The weighted-average grant date fair value of options granted during the years ended December 31, 2016, 2015 and 2014 was $1.00, $2.91 and $15.22, respectively. The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was approximately none, $10,000 and $4.4 million, respectively. The intrinsic value represents the difference between the fair value of the Company’s common stock on the date of exercise and the exercise price of the stock option. Cash received from option exercises during the years ended December 31, 2016, 2015 and 2014 was approximately none, $1,500 and $0.6 million respectively. No tax benefits were realized from options and other stock-based payment arrangements during these periods.

The stock-based compensation plans provide that grantees may have the right to exercise an option prior to vesting. Shares purchased upon the exercise of unvested options will be subject to the same vesting schedule as the underlying options, and are subject to repurchase at the original exercise price by the Company should the grantee discontinue providing services to the Company for any reason, prior to becoming fully vested in such shares. At December 31, 2016 and 2015, there were none and 168 shares of common stock, respectively, issued pursuant to the exercise of unvested options that remain unvested and subject to repurchase by the Company. The exercise of these shares is not substantive and as a result, the cash paid for the exercise price is considered a deposit or prepayment of the exercise price and is recorded as a liability. The liability related to these shares was approximately none and $4,000, respectively, at December 31, 2016 and 2015. Additionally, while the shares of common stock subject to repurchase are included in the legally issued shares, they are excluded from the calculation of outstanding shares.

Restricted Stock Units

Each restricted stock unit (“RSU”) represents a contingent right to receive one share of the Company’s common stock. There is no consideration payable on the vesting of RSUs issued under the Plans. Upon vesting, the RSUs are exercised automatically and settled in shares of the Company’s common stock. During the years ended December 31, 2016 and 2015, the Company awarded a total of 392,659 and 143,506 RSUs to employees and directors of the Company, respectively.

The following table summarizes information related to the RSUs and activity during the year ended December 31, 2016:

	Number of Units	Weighted- Average Contractual Life	Aggregate Intrinsic Value
		(in years)	(in thousands)
Outstanding at December 31, 2015	262,126	4.30	$278
Granted	392,659
Vested	(5,000)
Cancelled	(246,284)

Outstanding at December 31, 2016	403,501	9.11	$365

The aggregate intrinsic value at December 31, 2016 and 2015 noted in the table above represents the closing price of the Company’s common stock multiplied by the number of RSUs outstanding.

The fair value of each RSU award equals the closing price of the Company’s common stock on the date of grant. The weighted average grant date fair value per share of RSUs granted in the years ended December 31, 2016 and 2015 was $0.75 and $5.39, respectively.

GI Dynamics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

13. Stock Plans (continued)

At December 31, 2016, 403,501 of the RSUs outstanding are subject to performance-based vesting criteria. For these awards, the vesting will occur upon the achievement of certain product revenue, regulatory and reimbursement milestones. When achievement of the milestone is deemed probable, the Company expenses the compensation of the respective stock award over the implicit service period.

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

During the years ended December 31, 2016 and 2015, the Company recognized stock-based compensation related to RSUs having service-based vesting of approximately $(0.1) million and $0.5 million, respectively.

As of December 31, 2016, there was approximately $0.1 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested RSU awards that have service-based vesting.

Non-employee awards

The Company accounts for non-employee awards in accordance with ASC 505-50. Stock-based compensation expense related to stock options granted to non-employees is recognized as services are rendered, generally on a straight-line basis. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services rendered. The fair value of the stock options granted is remeasured at each reporting date using the Black-Scholes option pricing model as prescribed by ASC 718. During the year ended December 31, 2013, the Company granted options to purchase 30,000 shares of common stock to non- employees with an aggregate fair value of approximately $0.6 million. In 2016 the Company granted 50,000 stock options to purchase 50,000 shares of common stock to non-employees. During the year ended December 31, 2015 the Company did not grant any options for shares of common stock to non-employees.

During the years ended December 31, 2014 and 2013, the Company modified the terms of stock awards previously granted to certain employees upon their change in status from employee to non-employee. The modifications included an extension of the exercise period after the status change with respect to certain of the awards and the extension of the vesting of certain options through the end of the respective expected service to the Company. These modifications resulted in increases in stock-based compensation of an immaterial amount in the year ended December 31, 2014. The Company accounted for the modifications of stock awards in accordance with the provisions of ASC 718. Stock awards that are modified and continue to vest when an employee has a change in employment status are subject to periodic revaluation over their vesting terms.

The Company has recorded non-employee stock-based compensation expense in accordance with ASC

505-50 of approximately $0.5 million, $6,000 and $0.2 million during the years ended December 31, 2016, 2015 and 2014, respectively, which is included in the total stock-based compensation expense.

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

At December 31, 2016, long-lived assets, comprised of property and equipment, of approximately $0.1 million are all held in the U.S.

Product sales by geographic location for the years ended December 31, 2016, 2015 and 2014 are listed in the table below (in thousands).

	Years Ended December 31,
	2016	2015	2014
Europe	$309	$1,007	$1,687
Middle East	154	146	247
South America	0	41	466
Asia Pacific	82	122	428

Total	$545	$1,316	$2,828

Germany is a significant component of revenue in Europe for the year ended December 31, 2016. Germany and the United Kingdom comprised a significant component of revenue in Europe for the year ended December 31, 2015. Germany, Chile and Australia comprised a significant component of revenue in their respective regions for the year ended December 31, 2014.

Major Customers

For the year ended December 31, 2016, one distributor accounted for approximately 24% of the Company’s revenue. For the year ended December 31, 2015, one distributor accounted for approximately 15% of the Company’s revenue. For the year ended December 31, 2014, one distributor accounted for approximately 16% of the Company’s revenue. No other customer accounted for greater than 10% of the Company’s revenue during the years ended December 31, 2016, 2015 and 2014.

15. Retirement Plans

The Company has a 401(k) retirement and savings plan (“401(k) Plan”) covering all qualified U.S. employees. The 401(k) Plan is a defined contribution plan and allows each participant to contribute up to 100% of the participant’s base wages up to an amount not to exceed an annual statutory maximum. The Company has made discretionary contributions to the 401(k) Plan and recorded expenses of approximately $0.1 million, $0.2 million and $0.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company maintains a defined contribution plan for certain international employees. The Company contributes 100% of the cost of the defined contribution. The Company recorded expenses of approximately

GI Dynamics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

15. Retirement Plans (continued)

$7,000, $21,000 and $30,000 for the years ended December 31, 2016, 2015 and 2014, respectively, under this plan.

16. Income Taxes

Loss before provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2016	2015	2014
Domestic	$(13,124)	$(35,190)	$(48,298)
Foreign	41	113	163

Total	$(13,083)	$(35,077)	$(48,135)

The provision for income taxes in the accompanying consolidated statements of operations and comprehensive loss consisted of the following (in thousands):

	Years Ended December 31,
	2016	2015	2014
Current Provision:
Federal	$—	$—	$—
State	17	2	3
Foreign	16	59	90

Total	33	61	93

Deferred Provision:
Federal	—	—	—
State	—	—	—
Foreign	—	23	(23)

Total	—	23	(23)

Total provision	$33	$84	$70

A reconciliation of income taxes from operations computed using the U.S. federal statutory rate of 34% to that reflected in operations follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Income tax benefit using U.S. federal statutory rate	$(4,449)	$(11,926)	$(16,366)
Permanent differences	16	23	(60)
State income taxes, net of federal benefit	(661)	(383)	(2,254)
Stock compensation	1,218	556	900
Tax credits	(42)	(459)	(626)
Foreign tax rate differential	1	(2)	(11)
Change in the valuation allowance	1,303	12,234	18,500
Unrealized gain	2,673	—	—
Other	(26)	41	(13)

Total	$33	$84	$70

GI Dynamics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

16. Income Taxes (continued)

Components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$79,648	$73,260
Research and development credit carryforwards	3,713	3,655
Capitalized research and development costs	1,366	2,196
Capitalized start-up expenses	4,594	5,105
Depreciation and other	3,081	6,883

Total deferred tax assets	92,402	91,099
Valuation allowance	(92,402)	(91,099)

Net deferred tax asset	$—	$—

In accordance with ASU No. 2015-17, at December 31, 2015, the Company reclassified its net current deferred tax asset to the net non-current deferred tax asset in our consolidated balance sheet. No prior periods were retrospectively adjusted.

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of the Company’s deferred tax assets and determined that it is more likely than not that the Company will not recognize the benefits of the deferred tax assets related to the U.S. As a result, a valuation allowance of approximately $92.4 million and $91.1 million was established at December 31, 2016 and 2015, respectively. The valuation allowance increased by approximately $1.3 million during the year ended December 31, 2016, primarily due to the increase in the Company’s net operating loss carryforwards.

At December 31, 2016, the Company had federal and state net operating loss carryforwards (excluding ASC 718 additional paid-in capital net operating losses) of approximately $208.5 million and $198.9 million, respectively. These operating loss carryforwards will expire at various times beginning in 2024 through 2036 for federal purposes and begin to expire in 2030 and will continue to expire through 2036 for state purposes. The Company has also recorded approximately $1.5 million as a reduction to net operating losses carryforward that is attributable to excess stock option deductions as of December 31, 2016.

In addition, at December 31, 2016, the Company also has federal and state research and development tax credit carryforwards (excluding ASC 740, Income Taxes (“ASC 740”), reserve) of approximately $2.7 million and $1.0 million, respectively, to offset future income taxes. These tax credit carryforwards will expire at various times beginning in 2023 through 2036 for federal purposes and will expire at various times beginning in 2018 through 2031 for state purposes.

Utilization of net operating loss carryforwards and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future in accordance with Section 382 of the Internal Revenue Code of 1986 (“IRC Section 382”) and with Section 383 of the Internal Revenue Code of 1986, as well as similar state provisions. These ownership changes may limit the amount of net operating loss carryforwards and research and development credit carryforwards that can be utilized annually to offset future taxable income and taxes, respectively. In general, an ownership change, as defined by IRC Section 382, results from transactions

GI Dynamics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

16. Income Taxes (continued)

increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. The Company has completed several financings since its inception, which may have resulted in a change in control as defined by IRC Section 382 or could result in a change in control in the future. As of December 31, 2016, the Company has not, as yet, conducted an IRC Section 382 study, which could impact its ability to utilize net operating loss and tax credit carryforwards annually in the future to offset the Company’s taxable income, if any.

The Company applies ASC 740-10, which provides guidance on the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. At December 31, 2016 and 2015, the Company had unrecognized tax liabilities of approximately $1.4 million.

The following is a roll forward of the Company’s unrecognized tax benefits (in thousands):

	December 31,
	2016	2015
Unrecognized tax benefit – as of the beginning of the year	$1,426	$1,252
Gross increases – tax positions of the prior periods	—	—
Gross increases – current period tax positions	23	174

Unrecognized tax benefits – as of the end of the year	$1,449	$1,426

The Company will recognize interest and penalties related to uncertain tax positions, should they be assessed, in income tax expense. As of December 31, 2016 and 2015, the Company had no accrued interest or penalties related to uncertain tax positions, and no amounts have been recognized in the Company’s consolidated statements of comprehensive loss.

The statute of limitations for assessment by the Internal Revenue Service (“IRS”) and state tax authorities is open for tax years ended December 31, 2012 through December 31, 2016, although carryforward attributes that were generated prior to tax year 2012 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period. The statute of limitations for assessment by foreign tax authorities is open for tax years ended December 31, 2012 through December 31, 2016. There are currently no federal or state audits in progress.

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

GI Dynamics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

17. Selected Quarterly Financial Information — (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2016
Revenue	$209	$132	$136	$68	$545
Gross loss*	(144)	(505)	(2)	(95)	(746)
Loss from operations	(3,465)	(3,855)	(2,764)	(3,034)	(13,118)
Net loss	(3,438)	(3,890)	(2,754)	(3,034)	(13,116)
Basic and diluted net loss per common share	$(0.36)	$(0.41)	$(0.29)	$(0.31)	$(1.37)

2015
Revenue	$616	$310	$175	$215	$1,316
Gross profit (loss)*	(270)	(1,702)	(743)	(1,692)	(4,407)
Loss from operations	(9,870)	(10,252)	(7,905)	(6,479)	(34,506)
Net loss	(10,349)	(10,234)	(8,089)	(6,489)	(35,161)
Basic and diluted net loss per common share	$(1.09)	$(1.08)	$(0.85)	$(0.68)	$(3.71)

*	In the second quarter of 2016 the Company recorded a reduction of cost of revenue of approximately $0.2 million and in the fourth quarter of 2016 the Company recorded a change of approximately $0.1 million to cost of revenue for excess, expired and obsolete inventory. In the second and fourth quarter of 2015, the Company recorded a charge to cost of revenue of approximately $1.7 million and $1.5 million, respectively, for excess, expired and obsolete inventory.

18. Subsequent Events

In January 2017, the Company completed the sale of 249,632 shares (12,481,600 CDI’s) to eligible investors under a Security Purchase Plan for approximately $0.83 per share resulting in net proceeds after expenses of approximately $0.2 million.