Form 10-Q
period 2017-03-31
GI DYNAMICS, INC.
filed 2017-05-15
CIK 1245791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Emerging growth company  ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

As of May 1, 2017 there were 11,157,489 shares of common stock outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations, financial performance and condition as well as our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained in this Quarterly Report on Form 10- Q that are not of historical facts may be deemed to be forward-looking statements. The forward-looking statements are contained principally in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, but are not limited to, statements about:

•	our expectations with respect to regulatory submissions and receipt and maintenance of regulatory approvals;

•	our expectations with respect to our clinical trials;

•	our expectations with respect to our intellectual property position;

•	our ability to commercialize our products;

•	our ability to develop and commercialize new products;

•	our expectation with regard to inventory; and

•	our estimates regarding our capital requirements and our need for additional financing.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “aims,” “assumes,” “goal,” “intends,” “objective,” “potential,” “positioned,” “target,” “continue,” “seek” and similar expressions intended to identify forward-looking statements.

These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These forward-looking statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward- looking statements in this Quarterly Report on Form 10-Q may later become inaccurate. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward- looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section (which incorporates by reference to our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC), that could cause actual results or events to differ materially from the forward- looking statements that we make.

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

FOR THE QUARTER ENDED March 31, 2017

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GI Dynamics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,365	$8,293
Restricted cash	30	30
Accounts receivable, net	87	30
Inventory, net	73	213
Prepaid expenses and other current assets	453	483

Total current assets	6,008	9,049
Property and equipment, net	130	149

Total assets	$6,138	$9,198

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$959	$1,006
Accrued expenses	733	1,160
Deferred revenue	11	11
Other current liabilities	123	214

Total current liabilities	1,826	2,391

Warrant liability	68	17
Commitments (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value – 500,000 shares authorized; no shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value – 13,000,000 shares authorized; 11,157,489 shares issued and outstanding at March 31, 2017 and 10,907,857 shares issued and outstanding at December 31, 2016	112	109
Class B common stock, $0.01 par value – 1,000,000 shares authorized; no shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Additional paid-in capital	255,060	254,884
Accumulated deficit	(250,928)	(248,203)

Total stockholders’ equity	4,244	6,790

Total liabilities and stockholders’ equity	$6,138	$9,198

The accompanying notes are an integral part of these condensed consolidated financial statements.

GI Dynamics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2017	2016

Revenue	$102	$209
Cost of revenue	144	353

Gross loss	(42)	(144)

Operating expenses:

Research and development	1,061	850
Sales and marketing	455	664
General and administrative	1,087	1,807

Total operating expenses	2,603	3,321

Loss from operations	(2,645)	(3,465)

Other income (expense):
Interest income	7	14
Foreign exchange gain (loss)	(2)	17
Re-measurement of warrant liability	(51)	—

Other income (expense), net	(46)	31

Loss before income tax expense	(2,691)	(3,434)

Income tax expense	6	4

Net loss	$(2,697)	$(3,438)

Basic and diluted net loss per common share	$(0.24)	$(0.36)

Weighted-average number of common shares used in basic and diluted net loss per common share	11,115,875	9,506,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

GI Dynamics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended
	2017	2016
Operating activities
Net loss	$(2,697)	$(3,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19	78
Stock-based compensation expense	20	281
Remeasurement of warrant liability	51	—
Change in inventory reserve	51	34
Gain on sale of property and equipment	—	2
Changes in operating assets and liabilities:
Accounts receivable	(57)	29
Prepaid expenses and other current assets	30	(22)
Inventory	89	132
Accounts payable	(47)	(123)
Accrued expenses	(427)	(744)
Deferred rent	—	(40)

Net cash used in operating activities	(2,968)	(3,811)

Investing activities
Change in restricted cash	—	(150)
Proceeds from sale of property and equipment	—	4

Net cash used in investing activities	—	(146)

Financing activities
Proceeds from issuance of common stock	131	—
Payments on debt	(91)	(1)

Net cash (used in) provided by financing activities	40	(1)

Net decrease in cash and cash equivalents	(2,928)	(3,958)

Cash and cash equivalents at beginning of period	8,293	19,590

Cash and cash equivalents at end of period	$5,365	$15,632

Supplemental cash flow disclosures
Income taxes paid	$15	$12
Effect on accumulated deficit and additional paid-in capital of adopting ASU No. 2016-09 in 2017	$28	$—

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

In the second and third quarters of fiscal 2016, the Company took additional actions to provide additional time to evaluate and develop its strategic options. These actions resulted in non-recurring charges totaling approximately $1.1 million, including $0.4 million related to restructuring charges in our second quarter, $0.6 million related to employee departures in both our second and third quarters and $0.1 million related to abandonment of our former headquarters in Lexington, MA.

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

The Company has incurred operating losses since inception and at March 31, 2017 had an accumulated deficit of approximately $251.0 million. GI Dynamics expects to incur significant operating losses for the next several years. At March 31, 2017, the Company had approximately $5.4 million in cash and cash equivalents and restricted cash. The Company does not expect its current cash balances will be sufficient to enable it to conduct an additional clinical trial for the purpose of seeking regulatory approval from the FDA and complete development of an improved EndoBarrier for its current use and potential new indications.

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Nature of Business (continued)

The Company will need to raise additional funding prior to September 30, 2017 in order to continue to pursue its current business objectives as planned and to continue to fund its operations. This fact raises substantial doubt about the Company’s ability to continue as a going concern. The Company may seek to raise additional funds through any combination of collaborative arrangements, strategic alliances, and additional equity and debt financings or from other sources. There can be no assurance that any such financing opportunities will be available on acceptable terms, if at all. If the Company is unable to raise capital when needed, it could be forced to significantly delay or discontinue research and development activities and further commercialization of EndoBarrier, which could have a material adverse effect on its business, financial condition and results of operations. In addition, the Company could be required to cease operations if it is unable to raise capital when needed.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The condensed consolidated financial statements as of March 31, 2017 and December 31, 2016 and the three months ended March 31, 2017 and 2016 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

In September 2011, the Company completed its initial public offering (“IPO”) of common stock in the form of CHESS Depositary Interests (“CDIs”) in Australia. On December 20, 2016 the company completed a private placement sale of 69,865,000 CDIs (1,397,300 shares) for approximately $1.0 million, net of expenses. In January 2017, the Company completed the sale of 249,632 shares (12,481,600 CDIs) to eligible investors under a Security Purchase Plan for approximately $0.83 per share resulting in net proceeds after expenses of approximately $0.1 million. To date GI Dynamics has raised approximately $233 million in net proceeds through sales of its equity.

2. Summary of Significant Accounting Policies and Basis of Presentation

The accompanying condensed consolidated financial statements and the related disclosures as of March 31, 2017, and for the three months ended March 31, 2017 and 2016, are unaudited and have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K (“Form 10-K”), filed with the SEC on March 30, 2017. The December 31, 2016 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP for complete financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

2. Summary of Significant Accounting Policies and Basis of Presentation (continued)

recurring nature considered necessary to present fairly the Company’s financial position as of March 31, 2017, results of its operations for the three months ended March 31, 2017 and 2016, and its cash flows for the three months ended March 31, 2017 and 2016. The interim results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

As of March 31, 2017 and December 31, 2016, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible. As a result, no related reserves have been established.

Restricted Cash

Restricted balances of cash, which are shown under current financial assets as restricted cash, relate to funds set aside to secure amounts outstanding on company supported credit card balances.

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 will simplify the income tax consequences, accounting for forfeitures and classification on the statements of consolidated cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. The Company elected to adopt ASU 2016-09 in the first quarter of 2017 retrospectively to January 1, 2017. As a result of adopting ASU No. 2016-09 during the three months ended March 31, 2017, the Company adjusted retained earnings related to the accounting policy election to recognize the impact of share-based award forfeitures only as they occur rather than by applying an estimated forfeiture rate as previously required. ASU No. 2016-09 requires that this change be applied using a modified-retrospective transition method by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is adopted. As a result of this adoption, the Company recorded an decrease to retained earnings of approximately $28,000.

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

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

2. Summary of Significant Accounting Policies and Basis of Presentation (continued)

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

3. Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Potential common stock equivalents are determined using the treasury stock method. For diluted net loss per share purposes, the Company excludes stock options and other stock-based awards, including shares issued as a result of option exercises but which are subject to repurchase by the Company, whose effect would be anti-dilutive from the calculation. During the three months ended March 31, 2017 and 2016, common stock equivalents were excluded from the calculation of diluted net loss per common share, as their effect was anti-dilutive due to the net loss incurred. Therefore, basic and diluted net loss per share was the same in all periods presented.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding as of March 31, 2017 and 2016, as they would be anti-dilutive:

	Three Months Ended
	March 31,
	2017	2016

Warrants to purchase common stock	28,532	50,000
Options to purchase common stock and other stock-based awards	1,472,073	1,046,472

Total	1,500,605	1,096,472

4. Common Stock Warrants

In connection with the Company’s initial public offering (“IPO”) in September 2011, the Company issued warrants (“IPO Warrants”) in an aggregate amount of 50,000 shares of common stock at an exercise price of A$55.00 per share to the lead manager of the IPO and certain other investors. The IPO Warrants expired on September 1, 2016.

On May 4, 2016, the Company entered into a consulting agreement pursuant to which a consulting firm provides strategic advisory, finance, accounting, human resources and administrative functions, including chief financial officer services, to the Company. In connection with the consulting agreement, the Company granted the consulting firm a warrant (“Consultant Warrant,” together with the IPO Warrants, the “Warrants”) to purchase up to 28,532 shares of the Company’s common stock at an exercise price per share equal to $0.64. The Consultant Warrant vests on a monthly basis over two years and has a term of five years. The Company has reserved 28,532 shares of common stock related to the Consultant Warrant. As of March 31, 2017, the Consultant Warrants had not been exercised.

The Company accounts for the Warrants under Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”). In accordance with the guidance included in ASC 815, because the Company’s functional currency is the U.S. dollar and the exercise price of the IPO Warrants was in Australian dollars, the Company was exposed to currency exchange risk related to the IPO Warrants. As a result, the IPO Warrants were not considered

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

4. Common Stock Warrants (continued)

indexed to the Company’s own stock, and therefore, the IPO Warrants were classified as a liability. The Consultant Warrant contains a cashless exercise provision which meets the net settlement criteria of ASC 815 and is therefore considered a derivative and is classified as a liability.

The Consultant Warrant is classified as a liability and as such the fair value of the Warrant must be remeasured at each reporting period. At the time the Warrant was issued, the Company estimated the fair value of the Warrant using the Black-Scholes option pricing model. The Company remeasures the fair value of the Warrant at each reporting period using current assumptions. Changes in value recorded are as other income or expense (Note 5).

5. Fair Value of Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, requiring the Company to develop its own assumptions for the asset or liability.

The following tables present the assets and liabilities the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (included in cash, cash equivalents and restricted cash)	$2,008	$2,008	$—	$—

Total assets	$2,008	$2,008	$—	$—

Liabilities
Warrants to purchase common stock	$68	—	—	$68

Total liabilities	$68	—	—	$68

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$6,344	$6,344	$—	$—

Total assets	$6,344	$6,344	$—	$—

Liabilities
Warrants to purchase common stock	$17	$—	$—	$17

Total liabilities	$17	$—	$—	$17

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

5. Fair Value of Financial Instruments (continued)

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the Consultant Warrant as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016

Exercise price	$0.64	$0.64
Fair value of common stock	$2.39	$0.59
Expected volatility	110.67%	90.50%
Expected term (in years)	4.1	4.34
Risk-free interest rate	1.74%	1.78%
Expected dividend yield	—%	—%

The following table rolls forward the fair value of the Warrants, where fair value is determined by Level 3 inputs (in thousands):

Balance at December 31, 2016	$17
Increase in fair value of Warrants upon remeasurement included in other income (expense)	51

Balance at March 31, 2017	$68

Cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, short term loans payable and other current liabilities at March 31, 2017 and December 31, 2016 are carried at amounts that approximate fair value due to their short-term maturities and highly liquid nature of these instruments.

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

At March 31, 2017, one distributor accounted for approximately 12% and another distributor accounted for approximately 10% of the Company’s accounts receivable. One healthcare provider accounted for approximately 36% and a second healthcare provider accounted for approximately 20% of the outstanding receivables. At December 31, 2016 one health care provider accounted for approximately 43% of the Company’s accounts receivable and another health care provider accounted for approximately 22% of the Company’s accounts receivable. No other customer accounted for greater than 10% of the Company’s accounts receivable at March 31, 2017 and December 31, 2016.

The Company grants credit to customers in the normal course of business but generally does not require collateral or any other security to support its receivables. The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Provisions are

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

6. Concentrations of Credit Risk, Accounts Receivable and Related Valuation Accounts (continued)

made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices not individually reviewed. Amounts determined to be uncollectible are written off against this reserve. During the three months ended March 31, 2017 and 2016 the Company did not write off any uncollectible accounts receivable against the bad debt reserve.

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

The following table shows the components of the Company’s accounts receivable at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016

Accounts receivable	$103	$68
Less: allowance for doubtful accounts	(9)	(16)
Less: allowance for sales returns	(7)	(22)

Total	$87	$30

The following is a roll forward of the Company’s allowance for doubtful accounts (in thousands):

Three Months Ended March 31, 2017

Beginning balance	$16
Net charges to expenses	(7)
Utilization of allowances	—

Ending balance	$9

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

The determination of obsolete or excess inventory requires the Company to estimate the future demand for its products within appropriate time horizons. The estimated future demand is compared to inventory levels to determine the amount, if any, of obsolete and excess inventory. The demand forecast includes the Company’s estimates of market growth and various internal estimates, and is based on assumptions that are consistent with the plans and estimates the Company is using to manage its underlying business and short-term manufacturing plans. Forecasting demand for EndoBarrier in a market in which there are few, if any, comparable approved devices and for which reimbursement from third-party payers is limited is challenging. To the extent the Company’s demand forecast is less than its inventory on-hand, the Company could be required to record additional reserves for excess, expired or obsolete inventory in the future.

As of March 31, 2017 and December 31, 2016, the Company has reserves totaling approximately $5.0 million for excess, expired and obsolete inventory. The Company continues to review any evidence that may indicate that the utility of additional amounts of inventory, as it was expected to be used, will be less than cost.

Inventory, net, at March 31, 2017 and December 31, 2016 was as follows (in thousands):

	March 31, 2017	December 31, 2016

Finished goods	$73	$213
Work-in-process	—	—
Raw materials	—	—

Total	$73	$213

The Company has entered into consignment arrangements in which the Company delivers product to the customer but retains title to the product until it is implanted or otherwise consumed. At March 31, 2017 and December 31, 2016, approximately 0 % and 5%, respectively, of the finished goods inventory was at customer locations pursuant to these arrangements.

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

8. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2017	December 31, 2016

Laboratory equipment and manufacturing equipment	$591	$591

Computer equipment and software	1,174	1,174

Office furniture and equipment	183	183

Leasehold improvements	21	21

	1,969	1,969

Less accumulated depreciation and amortization	(1,839)	(1,820)

Total	$130	$149

Depreciation and amortization expense of property and equipment, including equipment recorded under capital leases, totaled approximately $19,000 and $78,000 for the three months ended March 31, 2017 and 2016, respectively.

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2017	December 31, 2016

Payroll and related liabilities	253	430
Professional fees	433	617
Other	47	113

Total	$733	$1,160

10. Short Term Notes Payable

In September 2016, GI Dynamics, Inc. entered into a short term loan agreement with First Insurance Funding Corp to borrow $306,380 to be used to purchase insurance. The agreement calls for ten monthly payments of $30,638 which includes principal and interest. The annual interest rate on the borrowing is 1.95%.

11. Commitments and Contingencies

Lease Commitments

In June 2013, the Company entered into a noncancelable agreement to sublease 33,339 square feet of office, laboratory and manufacturing space in Lexington, Massachusetts. The sublease commenced in June 2013 and expired in December 2016. The rent expense, inclusive of the escalating rent payments and free rent period, was recognized on a straight-line basis over the term of the sublease agreement. In accordance with the terms of the sublease agreement, the Company maintained a secured letter of credit of approximately $0.2 million securing its obligations under the sublease agreement. In July 2016, the Company left this facility prior to the expiration of the lease.

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

11. Commitments and Contingencies (continued)

In June 2016, the Company entered into a noncancelable agreement to lease approximately 4,200 square feet of office and laboratory space in Boston, Massachusetts. The lease commenced in June 2016 and expires in April 2018. Rent during the term is $11,900 per month.

Rent expense on noncancelable operating leases was approximately $36,000 and $0.1 million for the three months ended March 31, 2017 and 2016, respectively.

Future minimum lease payments under all noncancelable lease arrangements at March 31, 2017, are as follows (in thousands):

Year Ending December 31,

2017	$107
2018	48
2019	—

Total	$155

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

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

13. Stock Plans

The Company has two stock-based compensation plans under which incentive stock options, nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards are available for grant to employees, directors and consultants of the Company. At March 31, 2017, there were 1,302,586 shares available for future grant under both plans.

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

Accordingly, in the first quarter of fiscal 2017, 436,314 options available for future grant were added to the 2011 Plan.

Stock-Based Compensation

Stock-based compensation is reflected in the condensed consolidated statements of operations and comprehensive loss as follows for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016

Cost of revenue	$—	$18
Research and development	3	24
Sales and marketing	6	57
General and administrative	11	182

	$20	$281

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

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

13. Stock Plans (continued)

Determining the fair value of stock-based awards using the Black-Scholes option-pricing model requires the use of highly subjective assumptions, including the expected term of the award and expected stock price volatility. The weighted-average assumptions used to estimate the fair value of employee stock options using the Black- Scholes option-pricing model were as follows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016

Expected volatility	86.94%	68.60%
Expected term (in years)	6.05	6.05
Risk-free interest rate	2.08%	1.50%
Expected dividend yield	—%	—%

Stock Options

The following table summarizes share-based activity under the Company’s stock option plans:

	Shares of Common Stock Attributable to Options	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)

Outstanding at December 31, 2016	748,571	$8.67	8.38	$—
Granted	337,135	$0.87
Exercised	—	$—
Cancelled	(17,134)	$53.36

Outstanding at March 31, 2017	1,068,572	$5.49	8.73	$1,558

Vested or expected to vest at March 31, 2017	940,016	$6.07	8.64	$1,341

Exercisable at March 31, 2017	211,529	$22.65	6.03	$117

As of March 31, 2017, there was approximately $0.6 million of unrecognized stock-based compensation related to unvested stock option grants having service-based vesting under the Plans which is expected to be recognized over a weighted-average period of 3.0 years. The intrinsic value in the table above represents the difference between the fair value of the Company’s common stock on the measurement date and the exercise price of the stock option.

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

Restricted Stock Units

Each restricted stock unit (“RSU”) represents a contingent right to receive one share of the Company’s common stock. The RSUs outstanding at March 31, 2017 vest upon the achievement of certain product revenue, regulatory and reimbursement milestones. There is no consideration payable on the vesting of RSUs issued under the Plans. Upon vesting, the RSUs are exercised automatically and settled in shares of the Company’s common stock.

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

13. Stock Plans (continued)

The following table summarizes information related to the unvested RSUs and activity during the three months ended March 31, 2017:

	Number of Units	Weighted- Average Contractual Life	Aggregate Intrinsic Value
		(in years)	(in thousands)

Outstanding at December 31, 2016	403,501	9.11	$365
Granted	—
Vested	—
Cancelled	—

Outstanding at March 31, 2017	403,501	8.86	$1,080

The aggregate intrinsic value at March 31, 2017 and December 31, 2016 noted in the table above represents the closing price of the Company’s common stock multiplied by the number of RSUs outstanding. The fair value of each RSU award equals the closing price of the Company’s common stock on the date of grant

At March 31, 2017, all of the RSUs outstanding are subject to performance-based vesting criteria as described in the applicable award agreement. For these awards, vesting will occur upon the achievement of certain product revenue, regulatory and reimbursement milestones. When achievement of the milestone is deemed probable, the Company expenses the compensation of the respective stock award over the implicit service period.

At March 31, 2017 and 2016, no RSUs that have performance-based vesting criteria are considered probable of achievement. For the three months ended March 31, 2017 and 2016, the Company did not recognize any stock- based compensation for RSUs subject to performance-based vesting criteria.

As of March 31, 2017, there remains approximately $0.3 million of unrecognized stock-based compensation.

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

At March 31, 2017, long-lived assets, comprised of property and equipment, of approximately $0.1 million are all held in the U.S.

Product sales by geographic location for the three months ended March 31, 2017 and 2016 are listed in the table below (in thousands):

	Three Months Ended March 31,
	2017	2016

Europe	$95	$142
Middle East	7	43
South America	—	—
Asia Pacific	—	24

Total Revenue	$102	$209

Germany is a significant component of revenue in Europe for the three months ended March 31, 2017.

Germany and the United Kingdom comprised a significant component of revenue in Europe for the three months ended March 31, 2016.

Major Customers

For the three months ended March 31, 2017, one health care provider accounted for approximately 12% of the Company’s revenue, a second health care provider accounted for approximately 16 % of the Company’s revenue and one distributor accounted for approximately 36% of the Company’s revenue. For the three months ended March 31, 2016, one health care provider accounted for approximately 10% of the Company’s revenue, one distributor accounted for approximately 15%, a second distributor accounted for approximately 14%, and a third distributor accounted for approximately 12%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2016 included in our Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve significant risks, uncertainties and assumptions. As a result of many factors, such as those set forth under “Risk Factors” Item 1A. of our Annual Report on Form 10-K which are incorporated herein by reference, our actual results may differ materially from the results described in or implied by the forward- looking statements described in the following discussion and analysis.

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

As part of our reorganization efforts in the third quarter of 2015, we decided to focus sales activity on a limited number of countries while disengaging from others. As a result, currently we are focused on the commercialization of EndoBarrier in selected countries in Europe and the Middle East. In certain geographies where reimbursement is necessary for clinical acceptance and commercial uptake such as in Europe, we are receiving partial reimbursement in certain markets at a local level, but we have not yet achieved full or national reimbursement in any market.

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

To date, we have devoted substantially all of our efforts to research and development, business planning, clinical research, clinical study management, reimbursement development, product commercialization, acquiring operating assets and raising capital. We have incurred significant operating losses since our inception in 2003. As of March 31, 2017, we had an accumulated deficit of approximately $251.0 million. We expect to incur net losses for the next several years while we continue to evaluate which markets are appropriate to continue pursuing reimbursement, market awareness and general market development efforts, and continue to restructure our business and costs, establish new priorities, continue limited research, and evaluate strategic options.

We have raised net proceeds of approximately $233 million through sales of our equity. In December 2016, we raised approximately $1.0 million, net of expenses, in an offering of our CDIs to sophisticated and professional investors in Australia and certain other jurisdictions. In January 2017, we raised approximately $0.1 million, net of expenses, in an offering of our CDIs to eligible shareholders under a Special Purchase Plan available to security holders with a registered address in Australia or New Zealand.

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

During the three months ended March 31, 2017, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K.

Results of Operations

The following is a description of significant components of our operations, including significant trends and uncertainties that we believe are important to an understanding of our business and results of operations (in thousands).

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands)

Revenue	$102	$209
Cost of revenue	144	353

Gross loss	(42)	(144)

Operating expenses:

Research and development	1,061	850
Sales and marketing	455	664
General and administrative	1,087	1,807

Total operating expenses	2,603	3,321

Loss from operations	(2,645)	(3,465)

Other income (expense):
Interest income	7	14
Foreign exchange gain (loss)	(2)	17
Re-measurement of warrant liability	(51)	—

Other income (expense), net	(46)	31

Loss before income tax expense	(2,691)	(3,434)

Income tax expense	6	4

Net loss	$(2,697)	$(3,438)

Basic and diluted net loss per common share	$(0.24)	$(0.36)

Weighted-average number of common shares used in basic and diluted net loss per common share	11,115,875	9,506,035

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(dollars in thousands)

Revenue	$102	$209	$(107)	-51.2%

Cost of revenue	144	353	(209)	-59.2%

Gross loss	$(42)	$(144)	$102	-70.8%

Revenue. The decrease in revenue for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to decreased unit volume across Europe, the Middle East and Asia Pacific. Revenue decreased approximately 33% in Europe, 84% in the Middle East and 100% in Asia Pacific. We decided in the second quarter of 2016 that, for the near term, we would concentrate sales and marketing efforts on select treatment centers in limited geographies. In addition, due to the cancellation of the EndoBarrier device’s inclusion on the ARTG in October 2016, we are not permitted to supply the EndoBarrier device in Australia, outside of approved trials.

We believe the following factors continue to adversely affect our commercial activities:

•	stopping the ENDO Trial in 2015 and the regulatory-related questions arising out of that decision; and

•	our decision, as part of our reorganization efforts, to reduce the number of sales related employees and focus sales activity on a limited number of markets while disengaging from others.

In the near-term, we intend to continue to focus commercialization efforts on strategic centers while continuing to support efforts in collecting additional clinical evidence via the numerous ongoing investigator-initiated studies around the world, many of which are randomized controlled trials. We will also continue to work to secure reimbursement in our target markets. We believe that the collection of additional data via patient registries is important to help support the attainment of reimbursement, but will likely adversely affect our commercial operations as it may limit commercial expansion.

Cost of Revenue. The decrease in cost of revenue for the three months ended March 31, 2017 compared to the same period in the prior year is due in part to the reduction in sales for the comparative periods and to us no longer maintaining a manufacturing organization to produce the EndoBarrier. In the first quarter of 2016, we incurred approximately $0.2 million of manufacturing production related costs and only produced half of the capacity, resulting in expensing unabsorbed manufacturing costs in that three month period of approximately $0.1 million.

Operating Expenses

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(dollars in thousands)

Research and development	$1,061	$850	$211	24.8%

Sales and marketing	455	664	(209)	-31.5%

General and administrative	1,087	1,807	(720)	-39.8%

Total operating expenses	$2,603	$3,321	$(718)	-21.6%

Research and Development Expense. The increase in research and development expense for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to higher professional services costs related to quality and regulatory related costs and to the transfer of our manufacturing to a third-party manufacturer. These were offset by lower compensation and employee related expenses, primarily due to lower headcount and lower facility and information technology support costs.

Sales and Marketing Expense. The decrease in sales and marketing expense for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily the result of a decrease in a number of expense categories including lower compensation and employee related expenses, primarily due to lower headcount, lower marketing and sales support expenses and lower facility related support expenses.

General and Administrative Expense. The decrease in general and administrative expense for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily a result of decreased compensation and employee related expenses, including non-cash stock compensation expense and lower professional service costs and to a lesser extent lower costs related to being a public company, lower corporate insurance expenses and lower facility and information related support costs.

We continue to look for ways to realize a more efficient cost structure in order to extend our cash runway. We may not be able to achieve cost reductions in all instances as we look to build and support our organization for the potential of the future. We expect operating expenses for quarter two 2017 to approximate those of quarter one 2017.

Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(dollars in thousands)

Interest income	$7	$14	$(7)	-50.0%

Foreign exchange gain (loss)	(2)	17	(19)	-111.8%

Re-measurement of warrant liability	(51)	—	(51)

Other income (expense), net	$(46)	$31	$(77)	-248.4%

Other income (expense). The change from other income in the three months ended March 31, 2016 to other expense in the three months ended March 31, 2017, is primarily due to the impact of re-measuring our warrant liability at March 31, 2017. The change in the re-measurement of warrant liability was due to an increase in the fair value of our Consultant Warrant, as the price of our common stock increased three-fold from December 31, 2016 to March 31, 2017.

Liquidity and Capital Resources

We have incurred losses since our inception in March 2003 and, as of March 31, 2017, we had an accumulated deficit of approximately $251.0 million. We have financed our operations from a combination of sales of equity securities and issuances of convertible term notes. In December 2016, we generated approximately $1.0 million in proceeds, net of expenses, from a private placement of our CDIs. As of March 31, 2017, we had approximately $5.4 million of cash and cash equivalents. In addition, we had restricted cash of $30,000 as of March 31, 2017 to cover exposure on Company supported credit cards. In January 2017, we raised approximately $0.1 million, net of expenses, in an offering of our CDIs to eligible shareholders with a registered address in Australia or New Zealand.

During the three months ended March 31, 2017, our cash and cash equivalents balance decreased by approximately $2.9 million as a result of funds utilized to support our operations.

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
Net Cash (used in) provided by:

Operating activities	$(2,968)	$(3,811)
Investing activities	—	(146)
Financing activities	40	(1)

Net decrease in cash and cash equivalents	$(2,928)	$(3,958)

Cash Flows From Operating Activities

The primary uses of cash used in operating activities for the three months ended March 31, 2017 were:

•	to fund our net loss of approximately $2.7 million and;

•	a net negative adjustment to cash flow from changes in working capital of approximately $0.4 million resulting primarily from decreases in accrued expenses and accounts payable, partially offset by a decrease in inventory and prepaid expenses

The primary uses of cash used in operating activities for the three months ended March 31, 2016 were:

•	to fund our net loss of approximately $3.4 million;

•	a net negative adjustment to cash flow from changes in working capital of approximately $0.8 million resulting primarily from decreases in accounts payable, accrued expenses and other liabilities, partially offset by a decrease in inventory; and

•	a positive adjustment for non-cash operating expenses of approximately $0.4 million, the most significant being stock compensation expense

Cash Flows From Investing Activities

Cash used in investing activities for the three months ended March 31, 2016 totaled approximately $0.2 million and primarily resulted from the change in restricted cash due to collateralizing our standby letter of credit.

Cash Flows From Financing Activities

Cash provided by financing activities for the three months ended March 31, 2017 is due to the net proceeds from the security purchase plan we completed in January 2017 offset by payments on our short-term note payable.

Funding Requirements

As of March 31, 2017, our primary source of liquidity is our cash and cash equivalents balances. Based on our decision to stop the ENDO Trial, we continue to evaluate which markets are appropriate to continue pursuing reimbursement, market awareness and general market development efforts, and continue to restructure our business and costs, establish new priorities, continue limited research, and evaluate strategic options. As a result, we expect to incur significant operating losses for the next several years. We do not expect our current cash balances will be sufficient to enable us to conduct an additional clinical trial for the purpose of seeking regulatory approval from the FDA and complete development of an improved EndoBarrier for its current use and potential new indications. We continue to evaluate our costs and will need to raise additional funds before the end of September 30, 2017 in order to implement our business objectives and to continue to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern. We may seek to raise additional funds through any combination of collaborative arrangements, strategic alliances, and additional equity and debt financings or from other sources. There can be no assurance that any such financing opportunities will be available on acceptable terms, if at all. If we are unable to raise capital when needed, we could be forced to significantly delay or discontinue research and development activities and further commercialization of EndoBarrier, which could have a material adverse effect on our business, financial condition and results of operations. In addition, we could be required to cease operations if we are unable to raise capital when needed

Our forecast of the period of time through which our financial resources will be adequate to support our operations are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the “Risk Factors” in Item 1A. of our Annual Report on Form 10-K which is incorporated herein by reference. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Due to the numerous risks and uncertainties associated with the development and commercialization of EndoBarrier, at this time we are unable to estimate precisely the amounts of capital outlays and operating expenditures necessary to complete the development of, and to obtain regulatory approval for, EndoBarrier (other than in select markets in Europe, South America and the Middle East) for the U.S. and other markets for which we believe EndoBarrier is suited. Our funding requirements will depend on many factors, including, but not limited to, the following:

•	the rate of progress and cost of our commercialization activities;

•	the expenses we incur in marketing and selling EndoBarrier;

•	the timing and decisions of payer organizations related to reimbursement;

•	the revenue generated by sales of EndoBarrier;

•	the product performance from a safety and efficacy standpoint in addressing diabetes and obesity;

•	the success of our investment in our manufacturing and supply chain infrastructure;

•	the time and costs involved in obtaining and maintaining regulatory approvals for EndoBarrier in new and existing markets;

•	the success of our research and development efforts;

•	the costs associated with any additional clinical trial(s) required in the U.S.;

•	the ability to ship CE marked products;

•	the emergence of competing or complementary developments; and

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

Interest Rate Sensitivity

Our cash, cash equivalents and restricted cash of approximately $5.4 million at March 31, 2017, consisted of cash and money market funds, all of which will be used for working capital purposes. We do not enter into investments for trading or speculative purposes. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the U.S. and Australia. Because of the short-term nature of our cash, cash equivalents and restricted cash, we do not believe that we have any material exposure to changes in their fair values as a result of changes in interest rates. The continuation of historically low interest rates in the U.S. will limit our earnings on investments held in U.S. dollars.

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

We generate a significant portion of our revenue and collect receivables in foreign currencies. Fluctuations in the exchange rate of the U.S. dollar against major foreign currencies, including the euro, British Pound and Australian dollar, can result in foreign currency exchange gains and losses that may significantly impact our financial results. These foreign currency transaction and translation gains and losses are presented as a separate line item in our condensed consolidated statements of operations and comprehensive loss. Continued fluctuation of these exchange rates could result in financial results that are not comparable from quarter to quarter. We do not currently utilize foreign currency contracts to mitigate the gains and losses generated by the re- measurement of non- functional currency assets and liabilities but do hold cash reserves in currencies in which those reserves are anticipated to be expended.

All of the proceeds from our offerings were denominated in Australian dollars and as of March 31, 2017, we held the equivalent of approximately US $44,000 denominated in Australian dollars and approximately US $0.3 million denominated in euros. Accordingly, we have had and will continue to have exposure to foreign currency exchange rate fluctuations. A change of 10% or more in foreign currency exchange rates of the Australian dollar or the euro would not have a material impact on our financial position and results of operations.

Effects of Inflation

We do not believe that inflation and changing prices over the three months ended March 31, 2017 and 2016 had a significant impact on our results of operations.

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

Changes in Internal Control

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded no such changes during the quarter ended March 31, 2017 materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

In January 2017, the Company completed the sale of 249,632 shares (12,481,600 CDI’s) to eligible investors under a Security Purchase Plan for approximately $0.83 per share resulting in net proceeds after expenses of approximately $0.1 million.

Item 6. Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GI Dynamics, Inc.

Date: May 15, 2017	By:	/s/ SCOTT W. SCHORER
Scott W. Schorer
President and Chief Executive Officer
(principal executive officer)

Date: May 15, 2017	By:	/s/ JAMES MURPHY
James Murphy
Chief Financial Officer
(principal financial officer and accounting officer)

EXHIBIT INDEX

Exhibit No:	Description

3.1.1	Certificate of Incorporation of GI Dynamics, Inc. incorporated by reference to Exhibit 3.1 of GI Dynamics, Inc.’s registration statement on Form 10, filed with the SEC on April 30, 2014

3.1.2	Certificate of Amendment to the Restated Certificate of Incorporation of GI Dynamics, Inc. incorporated by reference to Exhibit 3.1 of GI Dynamics, Inc.’s Current Report on Form 8-K, filed with the SEC on April 9, 2015

3.2	Bylaws of GI Dynamics, Inc. incorporated by reference to Exhibit 3.2 of GI Dynamics, Inc.’s registration statement on Form 10, filed with the SEC on April 30, 2014

10.1*†	Amendment dated January 30, 2017 to Letter of Employment, dated March 23, 2016, between GI Dynamics, Inc. and Scott Schorer

10.2*†	Amendment dated January 30, 2017 to Letter of Employment, dated May 9, 2016, between GI Dynamics, Inc. and Brian Callahan

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act

32.1‡	Certification of Chief Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.2‡	Certification of Chief Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Database

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
‡	Furnished herewith.
†	Management contract or compensatory plan or arrangement.