Form 10-Q
period 2017-09-30
GI DYNAMICS, INC.
filed 2017-11-14
CIK 1245791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Emerging growth company  ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

As of November 1, 2017, there were 11,157,489 shares of common stock outstanding.

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

GI DYNAMICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GI Dynamics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,510	$8,293
Restricted cash	30	30
Accounts receivable, net	41	30
Inventory, net	—	213
Prepaid expenses and other current assets	430	483

Total current assets	6,011	9,049
Property and equipment, net	108	149

Total assets	$6,119	$9,198

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,128	$1,006
Accrued expenses	1,128	1,160
Deferred revenue	11	11
Other current liabilities	—	214

Total current liabilities	2,267	2,391
Long term debt-related party, net of debt issuance costs	4,910	—
Warrant liability	50	17

Total liabilities	7,227	2,408
Commitments (Note 12)
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value – 500,000 shares authorized; no shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value – 50,000,000 and 13,000,000 shares authorized at September 30, 2017 and December 31, 2016; 11,157,489 shares issued and outstanding at September 30, 2017 and 10,907,857 shares issued and outstanding at December 31, 2016	112	109
Class B common stock, $0.01 par value –zero and 1,000,000 shares authorized at September 30, 2017 and December 31, 2016 and no shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Additional paid-in capital	255,269	254,884
Accumulated deficit	(256,489)	(248,203)

Total stockholders’ equity (deficit)	(1,108)	6,790

Total liabilities and stockholders’ equity (deficit)	$6,119	$9,198

The accompanying notes are an integral part of these condensed consolidated financial statements.

GI Dynamics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$23	$136	$173	$477
Cost of revenue	15	138	223	1,128

Gross margin (loss)	8	(2)	(50)	(651)
Operating expenses:
Research and development	960	962	3,010	2,993
Sales and marketing	494	479	1,474	1,753
General and administrative	1,095	1,321	3,624	4,687

Total operating expenses	2,549	2,762	8,108	9,433

Loss from operations	(2,541)	(2,764)	(8,158)	(10,084)

Other income (expense):
Interest income	13	9	25	36
Interest expense	(82)	—	(100)	—
Foreign exchange gain (loss)	—	6	(6)	9
Other Income	—	—	23	—
Re-measurement of warrant liability	7	3	(33)	(14)

Other income (expense), net	(62)	18	(91)	31
Loss before income tax expense	(2,603)	(2,746)	(8,249)	(10,053)

Income tax expense	6	8	9	29
Net loss	$(2,609)	$(2,754)	$(8,258)	$(10,082)

Basic and diluted net loss per common share	$(0.23)	$(0.29)	$(0.74)	$(1.06)

Weighted-average number of common shares used in basic and diluted net loss per common share	11,157,489	9,510,557	11,143,773	9,509,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

GI Dynamics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Operating activities
Net loss	$(8,258)	$(10,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46	171
Amortization of debt issuance costs	25	—
Stock-based compensation expense	162	609
Remeasurement of warrant liability	33	14
Impairment loss on fixed assets	—	145
Change in inventory reserve	(76)	(187)
Gain on sale of property and equipment	—	4
Changes in operating assets and liabilities:
Accounts receivable	(11)	(66)
Prepaid expenses and other current assets	53	201
Inventory	289	799
Accounts payable	122	94
Accrued expenses	(32)	(1,447)
Deferred rent	—	(263)

Net cash used in operating activities	(7,647)	(10,008)
Investing activities
Change in restricted cash	—	(150)
Purchases of property and equipment	(5)	(79)
Proceeds from sale of property and equipment	—	4

Net cash used in investing activities	(5)	(225)
Financing activities
Proceeds from issuance of common stock	198	307
Debt issuance costs	(115)	—
Proceeds from long term borrowing, related party	5,000	—
Payments on short term note payable	(214)	(2)

Net cash provided by financing activities	4,869	305
Net decrease in cash and cash equivalents	(2,783)	(9,928)
Cash and cash equivalents at beginning of period	8,293	19,590

Cash and cash equivalents at end of period	$5,510	$9,662

Supplemental cash flow disclosures
Income taxes paid	$31	$56
Equipment acquired under capital lease	$—	$2
Effect on accumulated deficit of adopting ASU No. 2016-09 in 2017	$28	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Nature of Business

GI Dynamics, Inc. (the “Company”) was incorporated on March 24, 2003, as a Delaware corporation, with operations based in Boston, Massachusetts. The Company is dedicated to restoring health and improving quality of life through the design and application of device and disease management solutions for treatment of metabolic disease. The Company’s near and long-term goal is to establish EndoBarrier as a vital treatment option for patients suffering from type 2 diabetes and obesity by restoring more manageable blood sugar levels and reducing body weight. The Company is the developer of EndoBarrier®, the first endoscopically-delivered device therapy approved for the treatment of obese type 2 diabetic patients. EndoBarrier is the only proven, incision-free, non-anatomy altering solution designed to specifically mimic the duodenal-jejunal exclusion created by gastric bypass surgery, without the permanent safety issues associated with gastric bypass. Since incorporation, the Company has devoted substantially all of its efforts to product commercialization, research and development, business planning, recruiting management and technical staff, acquiring operating assets, and raising capital. The Company currently operates in one reportable business segment which designs, manufactures and markets medical devices.

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

In October 2016, the Company received final cancellation notification from the Therapeutic Goods Administration (“TGA”) for the listing of EndoBarrier on the Australian Register of Therapeutic Goods (“ARTG”). The TGA stated that the Company failed to provide adequate evidence of compliance with certain provisions of the TGA Essential Principles within the required number of working days in 2015.

In May 2017, the Company received notification from its notified body SGS United Kingdom Limited (“SGS”) that the CE Mark for its EndoBarrier® system has been suspended pending closure of non-conformances related to its quality management system required under International Organization for Standardization (“ISO”) regulations. GI Dynamics is working diligently to resolve all outstanding non-conformances and have the suspension of the CE mark removed. As disclosed in the Company’s Form 8-K filed on November 13, 2017, on November 10, 2017 (November 11, 2017 Australian Eastern Daylight Time), the Company received notification from SGS that it will withdraw the CE Certificate of Conformity for EndoBarrier effective November 12, 2017. Withdrawal of the CE Certificate of Conformity means that the Company will not be able to affix the CE Mark and sell EndoBarrier in European Union countries until another Certificate of Conformity is issued by SGS or another notified body or any appeal is successful. The company is evaluating its options including grounds for appeal of the decision, consulting with its advisors and has initiated communications with SGS to clarify certain procedural and substantive matters relating to the notice.

To date, the Company has focused its commercialization efforts within select European Union and Middle East countries and is re-engaging with the FDA with the intent of seeking agreement regarding a new investigational device exemption (IDE) pivotal trial to move towards potential to explore regulatory approval for EndoBarrier in the United States.

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

On December 20, 2016, the Company completed a private placement sale of 69,865,000 CDIs (1,397,300 shares) for approximately $1.0 million, net of expenses. In January 2017, the Company completed the sale of 249,632 shares (12,481,600 CDIs) to eligible investors under a Security Purchase Plan for approximately $0.83 per share resulting in net proceeds after expenses of approximately $0.2 million. To date, GI Dynamics has raised approximately $238 million in net proceeds through issuance of debt and sales of its equity.

In June 2017, the Company completed a Convertible Term Promissory Note (the “Note”) financing for a gross amount of $5.0 million that accrues interest at 5% per annum compounded annually. The Note is due by December 31, 2018 and contains provisions for conversion during the term of the Note (See Note 11 of the Condensed Consolidated Financial Statements for a more complete description of the terms and conditions).

Going Concern Evaluation

As of September 30, 2017, the Company’s primary source of liquidity is its cash and cash equivalents balances. The Company continues to evaluate which markets are appropriate to continue pursuing reimbursement, market awareness and general market development and selling efforts, and continue to restructure its business and costs, establish new priorities, and evaluate strategic options. As a result, if the Company remains in business, it expects to incur significant operating losses for the next several years.

The Company does not expect its current cash balances will be sufficient to continue to fund its operations after February 2018. In addition, as previously disclosed, in May 2017, it received notification from its notified body SGS United Kingdom Limited (SGS) that the CE Mark for EndoBarrier has been suspended pending closure of non-conformances related to its quality management system required under ISO 13485:2003 and 93/42/EEC. As disclosed in the Company’s Form 8-K filed on November 13, 2017, on November 10, 2017 (November 11, 2017 Australian Eastern Daylight Time), the Company received notification from SGS that it will withdraw the CE Certificate of Conformity for EndoBarrier effective November 12, 2017. Withdrawal of the CE Certificate of Conformity means that the Company will not be able to affix the CE Mark and sell EndoBarrier in European Union countries until another Certificate of Conformity is issued by SGS or another notified body or any appeal is successful. The company is evaluating its options including grounds for appeal of the decision, consulting with its advisors and has initiated communications with SGS to clarify certain procedural and substantive matters relating to the notice. If the Company decides to initiate an appeal process and the appeal is not resolved favorably by November 17, 2017, the Company expects that it will be required to make further significant reductions in its operations which could include an orderly wind down of the Company.

If an appeal of the withdrawal by SGS is successful, the Company will need to raise additional capital before February 2018 in order to continue to pursue its current business objectives as planned and to continue to fund its operations. The Company is looking to raise additional funds through any combination of additional equity and debt financings or from other sources. However, the Company has no guaranteed source of capital that will sustain operations after February 2018 and there can be no assurance that any such potential financing opportunities will be available on acceptable terms, if at all. If the Company is unable to raise capital when needed, it could be forced to cease operations, including discontinuing research and development activities and further commercialization of EndoBarrier. As such, if access to capital is not achieved in the near term, it will materially harm the Company’s business, financial condition and results of operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has incurred operating losses since inception and at September 30, 2017 had an accumulated deficit of approximately $256.5 million. GI Dynamics expects to incur significant operating losses for the next several years. At September 30, 2017, the Company had approximately $5.5 million in cash, cash equivalents and restricted cash. The Company does not expect its current cash balances will be sufficient to fund its operations after February 2018.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The condensed consolidated financial statements as of September 30, 2017, and December 31, 2016 and the three and nine months ended September 30, 2017 and 2016 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

2. Summary of Significant Accounting Policies and Basis of Presentation

The accompanying condensed consolidated financial statements and the related disclosures as of September 30, 2017, and for the three and nine months ended September 30, 2017 and 2016, are unaudited and have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K (“Form 10-K”), filed with the SEC on March 30, 2017. The December 31, 2016 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP for complete financial statements.

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

2. Summary of Significant Accounting Policies and Basis of Presentation (continued)

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position as of September 30, 2017, results of its operations for the three and nine months ended September 30, 2017 and 2016, and its cash flows for the nine months ended September 30, 2017 and 2016. The interim results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

As of September 30, 2017, and December 31, 2016, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible. As a result, no related reserves have been established.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 will simplify the income tax consequences, accounting for forfeitures and classification on the statements of consolidated cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. The Company elected to adopt ASU 2016-09 in the first quarter of 2017 retrospectively to January 1, 2017. As a result of adopting ASU No. 2016-09 during the three and nine months ended September 30, 2017, the Company adjusted its accumulated deficit related to the accounting policy election to recognize the impact of share-based award forfeitures only as they occur rather than by applying an estimated forfeiture rate as previously required. ASU No. 2016-09 requires that this change be applied using a modified-retrospective transition method by means of a cumulative-effect adjustment to accumulated deficit as of the beginning of the fiscal year in which the guidance is adopted. As a result of this adoption, the Company recorded a decrease to accumulated deficit of approximately $28,000.

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

3. Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Potential common stock equivalents are determined using the treasury stock method. For diluted net loss per share purposes, the Company excludes stock options and other stock-based awards, including shares issued as a result of option exercises but which are subject to repurchase by the Company, whose effect would be anti-dilutive from the calculation. During the three and nine months ended September 30, 2017 and 2016, common stock equivalents were excluded from the calculation of diluted net loss per common share, as their effect was anti-dilutive due to the net loss incurred. Therefore, basic and diluted net loss per share was the same in all periods presented.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding as of September 30, 2017 and 2016, as they would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Warrants to purchase common stock	28,532	28,532	28,532	28,532
Options to purchase common stock and other stock-based awards	1,504,938	1,165,427	1,504,938	1,165,427

Total	1,533,470	1,193,959	1,533,470	1,193,959

4. Common Stock Warrants

In connection with the Company’s initial public offering (“IPO”) in September 2011, the Company issued warrants (“IPO Warrants”) in an aggregate amount of 50,000 shares of common stock at an exercise price of A$55.00 per share to the lead manager of the IPO and certain other investors. The IPO Warrants expired on September 1, 2016.

On May 4, 2016, the Company entered into a consulting agreement pursuant to which a consulting firm provides strategic advisory, finance, accounting, human resources and administrative functions, including chief financial officer services, to the Company. In connection with the consulting agreement, the Company granted the consulting firm a warrant (“Consultant Warrant,” together with the IPO Warrants, the “Warrants”) to purchase up to 28,532 shares of the Company’s common stock at an exercise price per share equal to $0.64. The Consultant Warrant vests on a monthly basis over two years and has a term of five years. The Company has reserved 28,532 shares of common stock related to the Consultant Warrant. As of September 30, 2017, the Consultant Warrants had not been exercised.

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

5. Fair Value of Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, requiring the Company to develop its own assumptions for the asset or liability.

The following tables present the assets and liabilities the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	September 30, 2017	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$5,510	$5,510	$—	$—

Total assets	$5,510	$5,510	$—	$—

Liabilities
Warrants to purchase common stock	$50	$—	$—	$50

Total liabilities	$50	$—	$—	$50

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$6,344	$6,344	$—	$—

Total assets	$6,344	$6,344	$—	$—

Liabilities
Warrants to purchase common stock	$17	$—	$—	$17

Total liabilities	$17	$—	$—	$17

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

5. Fair Value of Financial Instruments (continued)

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the Consultant Warrant as of September 30, 2017, and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
Exercise price	$0.64	$0.64
Fair value of common stock	$1.96	$0.59
Expected volatility	135.96%	90.5%
Expected term (in years)	3.59	4.34
Risk-free interest rate	1.71%	1.78%
Expected dividend yield	—%	—%

The following table rolls forward the fair value of the Warrants, where fair value is determined by Level 3 inputs (in thousands):

Balance at December 31, 2016	$17
Issuance of Consultant Warrant	—
Increase in fair value of Warrants upon remeasurement included in other income (expense)	33

Balance at September 30, 2017	$50

Cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, short term loans payable and other current liabilities at September 30, 2017 and December 31, 2016 are carried at amounts that approximate fair value due to their short-term maturities and highly liquid nature of these instruments. The carrying value of the Company’s Senior Secured Convertible Promissory Note approximates fair value based on certain industry studies obtained by the Company.

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

In May 2017, the Company entered into a sales arrangement with certain distributors totaling $517,000 of EndoBarrier inventory. Due to certain extended right of return periods and payment terms, the Company determined that the revenue and related product costs associated with this transaction should be deferred for accounting purposes. No revenue or cost of sales have been recorded for the three and nine months ended September 30, 2017 related to this transaction. Additionally, no payments have been received from distributors in connection with the transaction. As a result, the Company has recorded an adjustment to accounts receivable of $559,000 for the unpaid portion of deferred revenue which includes an adjustment of approximately $42,000 for revaluation of receivables denominated in foreign currency at September 30, 2017. As of September 30, 2017, the Company has also reported deferred product costs, which represents the value of the inventory transferred to distributors in connection with this sale transaction of approximately $27,000 in other current assets. The Company expects to recognize revenue and the related costs for this transaction after payment has been received and the right of return periods are elapsed or once an estimate for returns can be established, as appropriate.

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

6. Concentrations of Credit Risk, Accounts Receivable and Related Valuation Accounts (continued)

At September 30, 2017, one distributor accounted for approximately 29.6% and a second distributor accounted for approximately 13.3% of the Company’s accounts receivable. One healthcare provider accounted for approximately 14.9 % and a second healthcare provider accounted for approximately 14.0 % and a third healthcare provider accounted for approximately 13.7% of the Company’s accounts receivables. At December 31, 2016 one health care provider accounted for approximately 43% of the Company’s accounts receivable and another health care provider accounted for approximately 22% of the Company’s accounts receivable. No other customer accounted for greater than 10% of the Company’s accounts receivable at September 30, 2017 and December 31, 2016.

The Company grants credit to customers in the normal course of business but generally does not require collateral or any other security to support its receivables. The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices not individually reviewed. Amounts determined to be uncollectible are written off against this reserve. During the three and nine months ended September 30, 2017 the company wrote off approximately $0 and $22,000 in accounts receivable, respectively, against the allowance for doubtful accounts. During the three and nine months ended September 30, 2016 the Company wrote off approximately $0 and $48,000 respectively, in accounts receivable against the allowance for doubtful accounts.

In certain circumstances, the Company allows customers to return defective or nonconforming products for credit or replacement products. Defective or nonconforming products typically include those products that resulted in an unsuccessful implant procedure. The Company records an estimate for product returns based upon historical trends. The associated reserve for product returns is recorded as a reduction of the Company’s accounts receivable.

The following table shows the components of the Company’s accounts receivable at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Accounts receivable	$85	$68
Less: allowance for doubtful accounts	(42)	(16)
Less: allowance for sales returns	(2)	(22)

Total	$41	$30

The following is a roll forward of the Company’s allowance for doubtful accounts (in thousands):

	Nine Months Ended
	September 30,
	2017	2016
Beginning balance	$16	$59
Net charges to expenses	48	5
Utilization of allowances	(22)	(48)

Ending balance	$42	$16

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

The Company has reserves totaling approximately $4.5 million and $5.0 million for excess, expired and obsolete inventory as of September 30, 2017 and December 31, 2016, respectively. The Company continues to review any evidence that may indicate that the utility of additional amounts of inventory, as it was expected to be used, will be less than cost.

Inventory, net, at September 30, 2017 and December 31, 2016 was as follows (in thousands):

	September 30, 2017	December 31, 2016
Finished goods	$—	$213
Work-in-process	—	—
Raw materials	—	—

Total	$—	$213

The Company has entered into consignment arrangements in which the Company delivers product to the customer but retains title to the product until it is implanted or otherwise consumed. At December 31, 2016, approximately 5% of the finished goods inventory was at customer locations pursuant to these arrangements.

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

8. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Laboratory equipment and manufacturing equipment	$591	$591
Computer equipment and software	1,179	1,174
Office furniture and equipment	183	183
Leasehold improvements	21	21

	1,974	1,969
Less accumulated depreciation and amortization	(1,866)	(1,820)

Total	$108	$149

Depreciation and amortization expense of property and equipment, including equipment recorded under capital leases, and the charge for impaired property and equipment totaled approximately $11,000 and $16,000 for the three months ended September 30, 2017 and 2016, respectively and $46,000 and $0.3 million for the nine months ended September 30, 2017 and 2016, respectively.

The Company recognized a charge for the impaired property and equipment related to abandonment of its former facility in Lexington, MA, for the nine months ended September 30, 2017 and September 30, 2016 (in thousands).

	Nine Months Ended
	September 30,
	2017	2016
Cost of revenue	$—	$24
Research and development	—	79
General and administrative	—	42

Total	$—	$145

The Company did not recognize a charge for impaired property and equipment for the three months ended September 30, 2017 and September 30, 2016.

9. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Payroll and related liabilities	$386	$430
Professional fees	498	617
Interest payable	73	—
Other	171	113

Total	$1,128	$1,160

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

10. Short Term Notes Payable

In September 2016, GI Dynamics, Inc. entered into a short-term loan agreement with First Insurance Funding Corp to borrow $306,380 to be used to purchase insurance. The agreement calls for ten monthly payments of $30,638 which includes principal and interest. The annual interest rate on the borrowing is 1.95%. There was no outstanding balance at September 30, 2017 and $214,466 was outstanding at December 31, 2016, and amounts are included in other current liabilities in the accompanying balance sheet.

11. Long-Term Debt

On June 15, 2017, the Company entered into a Note Purchase Agreement by and between the Company, as borrower, and Crystal Amber Fund Limited, as purchaser (the “Purchaser”). Pursuant to the Note Purchase Agreement, the Company issued and sold to the Purchaser a Senior Secured Convertible Promissory Note in an aggregate original principal amount of $5.0 million (the “Note”). The Purchaser is a related party and is the Company’s largest shareholder.

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

Subject to the receipt of any required shareholder approval (as described in the Listing Rules of the Australian Securities Exchange (the “ASX”), the entire outstanding principal balance under the Note and all unpaid accrued interest thereon is convertible into CHESS Depositary Interests (“CDIs”), each representing 1/50th of a share of the Company’s common stock, (i) at the option of the Purchaser at a conversion price calculated based on the five-day volume weighted average closing price of the Company’s CDIs on the ASX, or (ii) automatically upon the occurrence of an equity financing in which the Company raises at least $10.0 million (a “Qualified Financing”) at the price per CDI of the CDIs issued and sold in such financing. If shareholder approval is required to approve the issuance of any CDIs upon such a conversion and such approval is not obtained, the Company is obligated to prepay all accrued and unpaid interest plus 110% of the remaining outstanding unconverted principal balance on the earlier of the maturity date or the date that is six months following the date of the stockholder meeting at which the requisite approval was not obtained.

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

The Note Purchase Agreement contains customary events of default including a failure to perform obligations under the Note Purchase Agreement, bankruptcy, a decision by the board of directors of the Company to wind up the Company, or if the Company otherwise ceases to carry on its ongoing business operations. If a default occurs and is not cured within the applicable cure period or is not waived, any outstanding obligations under the Note may be accelerated. The Note Purchase Agreement and related Note documents also contain additional representations and warranties, covenants and conditions, in each case customary for transactions of this type.

The company has recorded the $5.0 million note net of its debt issuance costs and will amortize this cost over life of the note. For the three and nine months ended September 30, 2017, the Company recognized interest expense of $63,000 and $73,000 and amortization of the issuance costs of $18,500 and $24,700 related to the Senior Secured Convertible Promissory Note.

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

Rent expense on noncancelable operating leases was approximately $36,000 and $0.3 million for the three months ended September 30, 2017 and 2016, respectively and $107,000 and $0.5 million for the nine months ended September 30, 2017 and 2016, respectively. Future minimum lease payments under all noncancelable lease arrangements at September 30, 2017, are as follows (in thousands):

Year Ending December 31,
2017	$36
2018	48

Total	$84

13. Stockholders’ Equity (Deficit)

On May 22, 2017, the Stockholders of the Company approved an increase of its authorized shares of Common Stock from 13,000,000 to 50,000,000 and to eliminate Class B shares of Common Stock of the Company. As of September 30, 2017, the authorized capital stock of the Company consists of 50,500,000 shares, of which 50,000,000 shares are designated as Common Stock and 500,000 shares are designated as Preferred Stock.

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

14. Stock Plans

The Company has two stock-based compensation plans under which incentive stock options, nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards are available for grant to employees, directors and consultants of the Company. At September 30, 2017, there were 1,269,721 shares available for future grant under both plans.

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

Stock-Based Compensation

Stock-based compensation is reflected in the condensed consolidated statements of operations and comprehensive loss as follows for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Cost of revenue	$—	$—	$—	$34
Research and development	11	6	24	49
Sales and marketing	38	35	67	130
General and administrative	32	59	71	396

	$81	$100	$162	$609

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

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

14. Stock Plans (continued)

Determining the fair value of stock-based awards using the Black-Scholes option-pricing model requires the use of highly subjective assumptions, including the expected term of the award and expected stock price volatility. The weighted-average assumptions used to estimate the fair value of employee stock options using the Black-Scholes option-pricing model were as follows for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expected volatility	88.2%	73.4%	87.8%	71.0%
Expected term (in years)	6.05	6.05	6.05	6.05
Risk-free interest rate	2.05%	1.36%	2.05%	1.27%
Expected dividend yield	—%	—%	—%	—%

Stock Options

The following table summarizes share-based activity under the Company’s stock option plans for the nine months ended September 30, 2017:

	Shares of Common Stock Attributable to Options	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
			(in years)	(in
				thousands)
Outstanding at December 31, 2016	748,571	$8.67	8.38	$—
Granted	408,635	$1.07
Exercised	—
Cancelled	(55,769)	$33.81

Outstanding at September 30, 2017	1,101,437	$4.58	8.37	$913

Vested or expected to vest at September 30, 2017	1,101,437	$4.58	8.37	$913

Exercisable at September 30, 2017	342,447	$11.98	6.97	$218

As of September 30, 2017, there was approximately $0.5 million of unrecognized stock-based compensation related to unvested stock option grants having service-based vesting under the Plans which is expected to be recognized over a weighted-average period of 2.8 years. The intrinsic value in the table above represents the difference between the fair value of the Company’s common stock on the measurement date and the exercise price of the stock option.

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

GI Dynamics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

14. Stock Plans (continued)

Restricted Stock Units

Each restricted stock unit (“RSU”) represents a contingent right to receive one share of the Company’s common stock. The RSUs outstanding at September 30, 2017 vest upon the achievement of certain product revenue, regulatory and reimbursement milestones. There is no consideration payable on the vesting of RSUs issued under the Plans. Upon vesting, the RSUs are exercised automatically and settled in shares of the Company’s common stock.

The following table summarizes information related to the unvested RSUs and activity during the nine months ended September 30,

	Number of Units	Weighted- Average Contractual Life	Aggregate Intrinsic Value
		(in years)	(in thousands)
Outstanding at December 31, 2016	403,501	9.11	$365
Granted	—
Vested	—
Cancelled	—

Outstanding at September 30, 2017	403,501	8.37	$791

The aggregate intrinsic value at September 30, 2017 and December 31, 2016 noted in the table above represents the closing price of the Company’s common stock multiplied by the number of RSUs outstanding. The fair value of each RSU award equals the closing price of the Company’s common stock on the date of grant

At September 30, 2017, all of the RSUs outstanding are subject to performance-based vesting criteria as described in the applicable award agreement. For these awards, vesting will occur upon the achievement of certain product revenue, regulatory and reimbursement milestones. When achievement of the milestone is deemed probable, the Company expenses the compensation of the respective stock award over the implicit service period.

At September 30, 2017 and 2016, no RSUs that have performance-based vesting criteria are considered probable of achievement. For the three and nine months ended September 30, 2017 and 2016, the Company did not recognize any stock-based compensation for RSUs subject to performance-based vesting criteria.

As of September 30, 2017, there remains approximately $0.3 million of unrecognized stock-based compensation.

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

At September 30, 2017, long-lived assets, comprised of property and equipment, of approximately $0.1 million are all held in the U.S.

Product sales by geographic location for the three and nine months ended September 30, 2017 and 2016 are listed in the table below (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Europe	$23	$26	$155	$232
Middle East	—	72	18	159
Asia Pacific	—	38	—	86

Total Revenue	$23	$136	$173	$477

Germany comprised a significant component of revenue in Europe for the three and nine months ended September 30, 2017.

Germany and the United Kingdom comprised a significant component of revenue in Europe for the three and nine months ended September 30, 2016.

Major Customers

For the three months ended September 30, 2017 we recognized as revenue a reversal of prior year rebate accruals of approximately $27,000 originally granted to health care providers which was deemed to no longer be required, in addition we deferred a previously recognized sale.

For the three months ended September 30, 2016, one health care provider accounted for approximately 18% of the Company’s revenue, and one distributor accounted for approximately 34% of the company’s revenue. No other customer accounted for greater than 10% of the Company’s revenue during the three months ended September 30, 2017 and 2016.

For the nine months ended September 30, 2017 one health care provider accounted for 20.7% of the company’s revenue. A second health care provider accounted for 15.3% of the company’s revenue.

For the nine months ended September 30, 2016, one health care provider accounted for approximately 12 % of the Company’s revenue and one distributor accounted for approximately 29%. No other customer accounted for greater than 10% of the Company’s revenue during the nine months ended September 30, 2017 and 2016.

16. Subsequent Event

The Company evaluates events occurring after the date of its condensed consolidated balance sheet for potential recognition or disclosure in its condensed consolidated financial statements. As disclosed in the Company’s Form 8-K filed on November 13, 2017, on November 10, 2017 (November 11, 2017 Australian Eastern Daylight Time), the Company received notification from SGS United Kingdom Limited (SGS) that it will withdraw the CE Certificate of Conformity for EndoBarrier effective November 12, 2017. Withdrawal of the CE Certificate of Conformity means that the Company will not be able to affix the CE Mark and sell EndoBarrier in European Union countries until another Certificate of Conformity is issued by SGS or another notified body or any appeal is successful. The Company is evaluating its options including grounds for appeal of the decision, consulting with its advisors and has initiated communications with SGS to clarify certain procedural and substantive matters relating to the notice.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2016 included in our Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve significant risks, uncertainties and assumptions. As a result of many factors, such as those set forth under “Risk Factors” Item 1A. of our Annual Report on Form 10-K, which are incorporated herein by reference, our actual results may differ materially from the results described in or implied by the forward- looking statements described in the following discussion and analysis.

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

In May 2017, we received notification from our notified body SGS United Kingdom Limited (SGS) that the CE Mark for our EndoBarrier system has been suspended pending closure of non-conformances related to its quality management system required under ISO regulations. We are working diligently to resolve all outstanding non-conformances. As disclosed in our Form 8-K filed on November 13, 2017, on November 10, 2017 (November 11, 2017 Australian Eastern Daylight Time), we received notification from SGS that it will withdraw the CE Certificate of Conformity for EndoBarrier effective November 12, 2017. Withdrawal of the CE Certificate of Conformity means that we will not be able to affix the CE Mark and sell EndoBarrier in European Union countries until another Certificate of Conformity is issued by SGS or another notified body or any appeal is successful. We are evaluating our options including grounds for appeal of the decision, consulting with our advisors and have initiated communications with SGS to clarify certain procedural and substantive matters relating to the notice.

For financial reporting purposes, we have one reportable segment which designs, manufactures and markets a medical device for the treatment of type 2 diabetes and obesity.

To date, we have devoted substantially all our efforts to research and development, business planning, clinical research, clinical study management, reimbursement development, product commercialization, acquiring operating assets and raising capital. We have incurred significant operating losses since our inception in 2003. As of September 30, 2017, we had an accumulated deficit of approximately $256.5 million. We expect to incur net losses for the next several years while we continue to evaluate which markets are appropriate to continue pursuing reimbursement, market awareness and general market development efforts, and continue to restructure our business and costs, establish new priorities, continue limited research, and evaluate strategic options.

To date, we have raised net proceeds of approximately $238 million through the issuance of convertible debt and sales of our equity. On June 15, 2017, we executed a Senior Secured Convertible Promissory Note (“Note”) to a single note holder and our largest shareholder who is a related party for net proceeds of approximately $5.0 million.

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

During the three and nine months ended September 30, 2017, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K.

Results of Operations

The following is a description of significant components of our operations, including significant trends and uncertainties that we believe are important to an understanding of our business and results of operations (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$23	$136	$173	$477
Cost of revenue	15	138	223	1,128

Gross margin (loss)	8	(2)	(50)	(651)
Operating expenses:
Research and development	960	962	3,010	2,993
Sales and marketing	494	479	1,474	1,753
General and administrative	1,095	1,321	3,624	4,687

Total operating expenses	2,549	2,762	8,108	9,433

Loss from operations	(2,541)	(2,764)	(8,158)	(10,084)

Other income (expense):
Interest income	13	9	25	36
Interest expense	(82)	—	(100)	—
Foreign exchange gain (loss)	—	6	(6)	9
Other Income	—	—	23	—
Re-measurement of warrant liability	7	3	(33)	(14)

Other income (expense), net	(62)	18	(91)	31
Loss before income tax expense	(2,603)	(2,746)	(8,249)	(10,053)

Income tax expense	6	8	9	29
Net loss	$(2,609)	$(2,754)	$(8,258)	$(10,082)

Basic and diluted net loss per common share	$(0.23)	$(0.29)	$(0.74)	$(1.06)

Weighted-average number of common shares used in basic and diluted net loss per common share	11,157,489	9,510,557	11,143,773	9,509,055

Three and Nine Months Ended September 30, 2017 compared to Three and Nine Months Ended September 30, 2016

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)				(dollars in thousands)
Revenue	$23	$136	$(113)	(83%)	$173	$477	$(304)	(64%)
Cost of revenue	15	138	(123)	(89%)	223	1,128	(905)	(80%)

Gross loss	$8	$(2)	$10	(500%)	$(50)	$(651)	$601	(92%)

Revenue

The decrease in revenue for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily due to the suspension of CE Mark in May 2017. For the three months ended September 30, 2017, we recognized as revenue a prior year rebate accrual for approximately $27,000, which was deemed to no longer be required, in addition we deferred a previously recognized sale.

The decrease in revenue for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to decreased unit volume sales across Europe, the Middle East and Asia Pacific due to the suspension of the CE Mark in May 2017. Revenue decreased approximately 33.8% in Europe, 88.6 % in the Middle East and 100% in Asia Pacific. In May 2017, the Company entered into a sales arrangement with certain distributors totaling $517,000. Due to certain extended right of return periods and payment terms, the Company determined that the revenue and related product costs associated with this transaction should be deferred for accounting purposes. No revenue or cost of sales have been recorded for the three and nine months ended September 30, 2017 related to this transaction. Additionally, no payments have been received from distributors in connection with the transaction. As a result, the Company has recorded an adjustment to accounts receivable of $559,000 for the unpaid portion of deferred revenue which includes an adjustment of approximately $42,000 for revaluation of receivables denominated in foreign currency at September 30, 2017. The Company expects to recognize revenue after payment has been received and the right of return periods are elapsed or once an estimate for returns can be established, as appropriate.

We decided in the second quarter of 2016 that, for the near term, we would concentrate sales and marketing efforts on select treatment centers in limited geographies. In addition, due to the cancellation of EndoBarrier inclusion on the ARTG in October 2016 we are no longer permitted to supply EndoBarrier in Australia. In May 2017, the CE Mark was suspended due to the notified body observations regarding the Company’s Quality Management System (QMS). The suspension does not constitute a recall and does not call into question the safety and efficacy of EndoBarrier. Although EndoBarrier cannot be sold to GI Dynamics customers during the suspension period, EndoBarrier inventory intended to be sufficient during the suspension period was sold to GI Dynamics customers prior to the suspension with the approval of GI Dynamics’ notified body. All EndoBarrier inventory currently residing with GI Dynamics customers may be used to conduct EndoBarrier procedures and the suspension has no relationship to the safety and efficacy of the device. Any investigator led trials in process were allowed to continue to enroll patients and use EndoBarrier.

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

Cost of Revenue

The decrease in cost of revenue for the three and nine months ended September 30, 2017 compared to the same period in the prior year is due in part to the reduction in sales for the comparative periods and to us no longer maintaining a manufacturing organization to produce the EndoBarrier.

In May 2017, the Company entered into a distributor agreement and transferred its inventory to a distributor. As of September 30, 2017, the Company has also reported deferred products costs of $27,000 which represented the value of the inventory transferred to distributors under these agreements, in other current assets. The Company will recognize cost of revenue once the Company determines that it has met the revenue recognition criteria for this transaction.

During the nine months ended September 30, 2016, we incurred approximately $0.6 million of manufacturing production related costs and only produced one quarter of the capacity, resulting in expensing unabsorbed manufacturing costs in that nine-month period of approximately $0.4 million.

Operating expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)				(dollars in thousands)
Research and development	$960	$962	$(2)	(0.2%)	$3,010	$2,993	$17	0.6%
Sales and marketing	494	479	15	3.1%	1,474	1,753	(279)	(15.9%)
General and administrative	1,095	1,321	(226)	(17.1%)	3,624	4,687	(1,063)	(22.7%)

Total operating expenses	$2,549	$2,762	$(213)	(7.7%)	$8,108	$9,433	$(1,325)	(14.0%)

Research and Development Expense. The decrease in research and development expense for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily due to lower compensation and employee related costs caused by lower headcount and lower facility related costs. These were offset by higher professional service related costs in connection with rectifying quality and regulatory deficiencies. Further, expenses for the three months ended September 30, 2016 reflected adjustments to our accrued clinical study costs as we were winding up our U.S. study during that period.

The increase in research and development expense for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to higher professional services costs related to quality and regulatory related costs and to the transfer of our manufacturing to a third-party manufacturer. These were offset by lower compensation and employee related expenses, primarily due to lower headcount and lower facility and information technology support costs. Further, expenses for the nine months ended September 30, 2016 reflected adjustments to our accrued clinical trial and related costs as we were winding up our U.S. study during that period.

Sales and Marketing Expense. The increase in sales and marketing expense for the three months ended September 30, 2017 compared to three months ended September 30, 2016 is primarily due to additional marketing consulting effort. The decrease in sales and marketing expense for the nine months ended September 30, 2017 compared to September 30, 2016 was primarily the result of a decrease in headcount resulting in lower compensation and employee related expenses, lower marketing and sales support expenses and lower facility related support expenses. This was offset by higher professional service costs in connection with our ongoing efforts to qualify EndoBarrier for reimbursement in Europe.

General and Administrative Expense. The decrease in general and administrative expense for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 was primarily a result of decreased compensation and employee related expenses, including non-cash stock compensation expense and to a lesser extent lower costs related to being a public company, lower corporate insurance expenses and lower facility and information related support costs, offset by higher professional service costs.

We continue to look for ways to realize a more efficient cost structure in order to extend our cash runway. We may not be able to achieve cost reductions in all instances as we look to build and support our organization for the potential of the future. We expect operating expenses for our fourth quarter of 2017 to approximate those of each of our three prior quarters in 2017.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)				(dollars in thousands)
Interest income	$13	$9	$4	44.4%	$25	$36	$(11)	(30.6%)
Interest expense	(82)	—	(82)	(100.0%)	(100)	—	(100)	(100.0%)
Foreign exchange gain (loss)	—	6	(6)	100.0%	(6)	9	(15)	(166.7%)
Other Income	—	—	—	0.0%	23	—	23	100.0%
Re-measurement of warrant liability	7	3	4	133.3%	(33)	(14)	(19)	135.7%

Other income (expense), net	$(62)	$18	$(80)	(444.4%)	$(91)	$31	$(122)	(393.5%)

Other income (expense). The change to other expense, net in the three and nine months ended September 30, 2017 from other income, net in the three and nine months ended September 30, 2016, is primarily due to the interest expense related to our Senior Secured Convertible Promissory Note issued in the second quarter of fiscal 2017. Other income in the nine months ended September 30, 2017 is due to a reimbursement from our prior landlord in connection with moving our headquarters to Boston in fiscal 2016.

The change in the re-measurement of warrant liability was due to a decrease in the fair value of our Consultant Warrant during the three month period ended September 30, 2017 compared to three months ended September 30, 2016 and increase in fair value during the nine month period ended September 30, 2017 compared to September 30, 2016.

Liquidity and Capital Resources

We have incurred losses since our inception in March 2003 and, as of September 30, 2017, we had an accumulated deficit of approximately $256.5 million. We have financed our operations primarily from a combination of sales of equity securities and issuances of convertible term notes. As of September 30, 2017, we had approximately $5.5 million of cash and cash equivalents.

On June 15, 2017, we entered into a Note Purchase Agreement by and between the Company, as borrower, and Crystal Amber Fund Limited, as purchaser (the “Purchaser”). Pursuant to the Note Purchase Agreement, we issued and sold to the Purchaser a Senior Secured Convertible Promissory Note in an aggregate original principal amount of $5.0 million (the “Note”). The Purchaser is a related party and our largest shareholder.

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

During the nine months ended September 30, 2017, our cash and cash equivalents balance decreased by approximately $2.8 million as a result of funds utilized to support our operations, offset by proceeds from the issuance of convertible debt in the second quarter of fiscal 2017.

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Nine Months Ended September 30,
	2017	2016
	(dollars in thousands)
Net Cash (used in) provided by:
Operating activities	$(7,647)	$(10,008)
Investing activities	(5)	(225)
Financing activities	4,869	305

Net decrease in cash and cash equivalents	$(2,783)	$(9,928)

Cash Flows From Operating Activities

The primary uses of cash used in operating activities for the nine months ended September 30, 2017 were:

• to fund our net loss of approximately $8.3 million and;

•    a net positive adjustment to cash flow from changes in working capital of approximately $0.4 million resulting primarily from decreases in prepaid and other current assets, changes in inventory balances and accrued expenses; and

•    a net positive adjustment to non-cash operating expenses of approximately $0.2 million, the most significant being stock compensation expense and re-measurement of warrant liability offset with changes in depreciation and amortization of debt offering costs.

The primary uses of cash used in operating activities for the nine months ended September 30, 2016 were:

• to fund our net loss of approximately $10.1 million;

•    a net negative adjustment to cash flow from changes in working capital of approximately $0.7 million resulting primarily from decreases in accrued expenses which is partially offset by a decrease in inventory, and prepaid expense; and

•    a net positive adjustment to cash flow for non-cash operating expenses of approximately $0.8 million, primarily from stock-based compensation of approximately $0.6 million and depreciation, amortization and impairment of property and equipment of approximately $0.3 million.

During the second quarter of 2016, we expensed $0.7 million in restructuring and other employee departure costs.

Cash Flows From Investing Activities

Cash used in investing activities for the nine months ended September 30, 2017 totaled approximately $5,000 and resulted from the purchase of equipment.

Cash used in investing activities for the nine months ended September 30, 2016 totaled approximately $0.2 million and primarily resulted from the change in restricted cash due to collateralizing our standby letter of credit.

Cash Flows From Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2017 is due to the net proceeds from the approximately $5 million Senior Secured Convertible Promissory Note we completed in June 2017 and to a lesser extent issuance of common stock in January 2017 offset by payments on our short-term note payable.

Cash provided by financing activities for the nine months ended September 30, 2016 totaled approximately $0.3 million and primarily resulted from short term financing for insurance policies offset by capital lease payments of $2,000.

Funding Requirements

As of September, 30, 2017, our primary source of liquidity is our cash and cash equivalents balances. We continue to evaluate which markets are appropriate to continue pursuing reimbursement, market awareness and general market development efforts, and continue to restructure our business and costs, establish new priorities and evaluate strategic options. As a result, if we remain in business, we expect to incur significant operating losses for the next several years.

We do not expect our current cash balances will be sufficient to continue to fund our operations after February 2018. In addition, as previously disclosed, in May 2017, we received notification from our notified body SGS United Kingdom Limited (SGS) that the CE Mark for EndoBarrier has been suspended pending closure of non-conformances related to our quality management system required under ISO 13485:2003 and 93/42/EEC. As disclosed in our Form 8-K filed on November 13, 2017, on November 10, 2017 (November 11, 2017 Australian Eastern Daylight Time), we received notification from SGS that it will withdraw the CE Certificate of Conformity for EndoBarrier effective November 12, 2017. Withdrawal of the CE Certificate of Conformity means that we will not be able to affix the CE Mark and sell EndoBarrier in European Union countries until another Certificate of Conformity is issued by SGS or another notified body or any appeal is successful. We are evaluating our options including grounds for appeal of the decision, consulting with our advisors and have initiated communications with SGS to clarify certain procedural and substantive matters relating to the notice. If we decide to initiate an appeal process and the appeal is not resolved favorably by November 17, 2017, we expect that we will be required to make further significant reductions in our operations which could include an orderly wind down of the Company.

If an appeal of the withdrawal is successful, we will need to raise additional capital before February 2018 in order to continue to pursue our current business objectives as planned and to continue to fund our operations. We are looking to raise additional funds through any combination of additional equity and debt financings or from other sources. However, we have no guaranteed source of capital that will sustain operations after February 2018 and there can be no assurance that any such potential financing opportunities will be available on acceptable terms, if at all. If we are unable to raise capital when needed, we could be forced to cease operations, including discontinuing research and development activities and further commercialization of EndoBarrier. As such, if access to capital is not achieved in the near term, it will materially harm our business, financial condition and results of operations. These factors raise substantial doubt about our ability to continue as a going concern.

Our forecast of the period of time through which our financial resources will be adequate to support our operations are forward- looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the “Risk Factors” in Item 1A. of our Annual Report on Form 10-K, which is incorporated herein by reference. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

We may seek to raise additional funds through a combination of collaborative arrangements, strategic alliances, and additional equity and debt financings or from other sources. We will continue to manage our capital structure and to consider all financing opportunities, whenever they may occur, that could strengthen our long-term liquidity profile. Any such capital transactions may or may not be similar to transactions in which we have engaged in the past and the ownership interests of our existing stockholders may be materially diluted. There can be no assurance that any such financing opportunities will be available on acceptable terms, if at all. If we are unable to raise capital when needed, we could be forced to significantly delay or discontinue research and development activities and further commercialization of EndoBarrier. In addition, as mentioned above, we could be required to cease operations if we are unable to raise capital prior to February, 2018.

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

Interest Rate Sensitivity

Our cash, cash equivalents and restricted cash of approximately $5.5 million at September 30, 2017, consisted of cash and money market funds, all of which will be used for working capital purposes. We do not enter into investments for trading or speculative purposes. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the U.S. and Australia. Because of the short-term nature of our cash, cash equivalents and restricted cash, we do not believe that we have any material exposure to changes in their fair values as a result of changes in interest rates. The continuation of historically low interest rates in the U.S. will limit our earnings on investments held in U.S. dollars.

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

All of the proceeds from our offerings were denominated in Australian dollars and as of September 30, 2017, we held the equivalent of approximately US $50,000 denominated in Australian dollars and approximately US $112,000 denominated in euros. Accordingly, we have had and will continue to have exposure to foreign currency exchange rate fluctuations. A change of 10% or more in foreign currency exchange rates of the Australian dollar or the euro would not have a material impact on our financial position and results of operations.

Effects of Inflation

We do not believe that inflation and changing prices over the three and nine months ended September 30, 2017 and 2016 had a significant impact on our results of operations.

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

Changes in Internal Control

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded no such changes during the quarter ended September 30, 2017 materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information contained elsewhere in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, are not the only risks we face. Additional risks that we do not presently know or that we currently believe are immaterial could also materially and adversely affect any of our business, financial condition or future results. The trading price of our CDIs may decline due to these risks. In May 2017, we received notification from our notified body SGS United Kingdom Limited (SGS) that the CE Certificate of Conformity for EndoBarrier has been suspended pending closure of nonconformances related to its quality management system required under ISO 13485:2003 and 93/42/EEC. On November 10, 2017, we received notification that SGS will withdraw the CE Certificate of Conformity for EndoBarrier effective November 12, 2017. In addition, our revenue in the nine month period ended September 30, 2017 decreased by 64 % from our revenue in the corresponding period in 2016 and we continue to fund operations out of available cash. The following risk factors have been modified from those contained in our 2016 Annual Report on Form 10-K to reflect the risks related to such suspension and withdrawal of the CE Certificate of Conformity and revenue decrease.

In order to commercialize our products in the U.S. and certain other countries, we will need to obtain regulatory and other approvals. If we are unable to achieve, maintain or are delayed in achieving such approvals, this could have a significant effect on the time it takes to commercialize our technology in the U.S. and certain other countries.

At present, EndoBarrier is our only product that has been approved for marketing and sale. However, in October 2016, we received final cancellation notification from the Australian Therapeutic Goods Administration, or TGA, for the listing of EndoBarrier on the Australian Register of Therapeutic Goods, or ARTG. As a result, we are not permitted to supply the EndoBarrier in Australia for use outside of approved trials. In addition, in May 2017, we received notification from our notified body SGS United Kingdom Limited (SGS) that the CE Mark for EndoBarrier has been suspended pending closure of nonconformances related to its quality management system required under ISO 13485:2003 and 93/42/EEC, and on November 10, 2017, we received notification that SGS would withdraw the CE Certificate of Conformity effective November 12, 2017. Withdrawal of the CE Certificate of Conformity means that we will not be able to affix the CE Mark and sell EndoBarrier in European Union countries until another CE Certificate of Conformity is issued by SGS or another notified body or any appeal is successful.

We do not expect our current cash balances will be sufficient to continue to fund our operations after February 2018. We currently do not have sufficient funds to pursue regulatory approvals for our product in any country, and, as a result, we may not have sufficient funds to continue to pursue regulatory approvals for our product in any country. Even if we were to pursue regulatory approvals, there is no guarantee that we will be reapproved for inclusion on the ARTG, successfully appeal the withdrawal of our CE Certificate of Conformity, obtain another CE Certificate of Conformity, or obtain additional approvals from other regulatory bodies, including the FDA in the U.S., to commercialize EndoBarrier or any of our other products. In the U.S., we stopped our pivotal trial of EndoBarrier. Accordingly, we will not be able to obtain FDA approval to commercialize EndoBarrier in the U.S. without a new clinical trial which may be lengthy and expensive. The regulatory authorities in other countries may also require additional clinical trials. Necessary regulatory approvals could also be delayed, which could significantly impact our ability to commercialize our technology in the U.S. and other countries.

In addition, the company has evidenced a historical issue with compliance, leading to quality system issues that led to a 2014 shipping hold for European Union as well as the suspension of our CE Certificate of Conformity in May 2017, the withdrawal of our CE Certificate of Conformity in November 2017, multiple observations by the TGA in Australia regarding the Company’s failure to comply with Essential Principals of the TGA and compliance issues which led to the TGA’s cancellation of the EndoBarrier’s listing on the ARTG. Given the history of non-compliance on a quality system basis, a substantial risk exists of future compliance issues, until such time as the Company has had adequate time and resources to address the historical issues.

Regulatory requirements affecting the development, manufacture and sale of medical devices are evolving and subject to future change. We cannot predict what impact, if any, those changes might have on our business. Failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition and results of operations. Later discovery of previously unknown problems with a product or manufacturer could result in fines, delays or suspensions of regulatory approvals. The failure to receive product approval on a timely basis, or the withdrawal of product approval by regulatory agencies, such as the TGA’s cancellation of the EndoBarrier’s listing on the ARTG and the withdrawal of our CE Certificate of Conformity, could have a material adverse effect on our business, financial condition or results of operations. For example, withdrawal of the CE Certificate of Conformity means that we will not be able to affix the CE Mark and sell EndoBarrier in European Union countries until another CE Certificate of Conformity is issued by SGS or another notified body or any appeal is successful.

We require substantial additional funding and may be unable to raise capital when needed, which could force us to delay, reduce, or eliminate planned activities or result in our inability to operate as a going concern.

As we have limited commercialization of our products, we are generating a small amount of revenue and are not cash flow positive or profitable. Our net revenue from product sales was approximately $173,000 and $477,000 for the nine months ended September 30, 2017 and September 30, 2016, respectively, and as of September 30, 2017, we had cash and cash equivalents of approximately $5.5 million. Our existing capital is insufficient to meet our requirements (including the costs of commercializing our products, conducting clinical trials, obtaining regulatory approvals and partnering with third-party manufacturers) and cover any losses, and we do not expect our current cash balances will be sufficient to continue to fund our operations after February 2018. As such, we will need to raise additional funds through financings or borrowings before February 2018. Failure to raise additional funds could delay, reduce, or halt our commercialization and clinical trial efforts and would impact our ability to continue as a going concern.

In particular, as previously disclosed, on November 10, 2017 (November 11, 2017 Australian Eastern Daylight Time), we received notification from our notified body SGS United Kingdom Limited (SGS) that SGS will withdraw the CE Certificate of Conformity for EndoBarrier effective November 12, 2017. Withdrawal of the CE Certificate of Conformity means that we will not be able to affix the CE Mark and sell EndoBarrier in European Union countries until another Certificate of Conformity is issued by SGS or another notified body or any appeal is successful. We are evaluating our options including grounds for appeal of the decision, consulting with our advisors and have initiated communications with SGS to clarify certain procedural and substantive matters relating to the notice. If we decide to initiate an appeal process and the appeal is not resolved favorably by November 17, 2017, we expect that we will be required to make further significant reductions in our operations which could include an orderly wind down of the Company.

If an appeal of the withdrawal by SGS is successful, we will need to raise additional capital before February 2018 in order to continue to pursue our current business objectives as planned and to continue to fund our operations. We are looking to raise additional funds through any combination of additional equity and debt financings or from other sources. However, we have no committed sources of capital funding and there is no assurance that additional funding will be available to us in the future or be secured on acceptable terms. These factors raise substantial doubt about our ability to continue as a going concern. If adequate funding is not available before February 2018, we may no longer be a going concern and may be forced to curtail operations, including our commercial activities and research and development programs, or cease operations altogether, file for bankruptcy, or undertake any combination of the foregoing. In such event, our stockholders may lose their entire investment in our company.

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

Item 2. Unregistered Sales of Equity Securities

None.

Item 6. Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

EXHIBIT INDEX

Exhibit No:	Description

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act

32.1‡	Certification of Chief Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.2‡	Certification of Chief Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Database

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.
‡ Furnished herewith.
† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GI Dynamics, Inc.

Date: November 14, 2017	By:	/s/ SCOTT W. SCHORER
Scott W. Schorer
President and Chief Executive Officer
(principal executive officer)

Date: November 14, 2017	By:	/s/ JAMES MURPHY
James Murphy
Chief Financial Officer
(principal financial officer and accounting officer)