Form 10-K
period 2017-12-31
GI DYNAMICS, INC.
filed 2018-03-28
CIK 1245791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.        Yes    ☐        No    ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☒        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):        Yes  ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.         ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
		(Do not check if a smaller reporting company)	Emerging growth company ☒

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

The aggregate market value of the registrant’s common stock, in the form of CHESS Depositary Interests, or CDIs, held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the price at which the CDIs were last sold in June 30 2017, the last business day of the registrant’s most recently completed second quarter, as reported on the Australian Securities Exchange, was $13,965,318 (A$18,155,640).

As of March 15, 2018, there were 12,333,101 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement for our 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements concerning our business, operations, financial performance and condition as well as our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained in this Annual Report on Form 10-K that are not of historical facts may be deemed to be forward-looking statements. The forward-looking statements are contained principally in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, but are not limited to, statements about:

•	our expectations with respect to regulatory submissions and approvals;
•	our expectations with respect to our clinical trials, including the consequences of stopping the ENDO Trial (as defined herein);
•	our expectations with respect to our intellectual property position;
•	our ability to commercialize our products;
•	our ability to attract and retain talented professionals with the relevant experience;
•	our ability to develop and commercialize new products;
•	our expectation with regard to inventory; and
•	our estimates regarding our capital requirements and our need for additional financing.

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

FOR THE YEAR ENDED DECEMBER 31, 2017

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

ITEM 1. BUSINESS

Overview

GI Dynamics® is a clinical stage medical device company focused on the development and commercialization of EndoBarrier, a medical device intended for treatment of patients with type 2 diabetes and obesity.

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

EndoBarrier® is intended for the treatment of type 2 diabetes and obesity in a minimally invasive and reversible manner.

The current treatment paradigm for type 2 diabetes is lifestyle therapy combined with pharmacological treatment, whereby treating clinicians prescribe a treatment regimen of one to four concurrent medications that could include insulin for patients with higher levels of blood sugar. Insulin carries a significant risk of increased mortality and may contribute to weight gain, which in turn may lead to higher levels of insulin resistance and increased levels of blood sugar. Fewer than 50% of patients treated pharmacologically for type 2 diabetes are adequately managed, meaning that medication does not lower blood sugar adequately and does not halt the progressive nature of diabetes of these patients.

The current pharmacological treatment algorithms for type 2 diabetes fall short of ideal, creating a large and unfilled treatment gap.

Our vision is to make EndoBarrier the essential nonpharmacological and non-anatomy-altering treatment for patients with type 2 diabetes and obesity. We intend to achieve this vision by providing a safe and effective device, focusing on optimal patient care, supporting treating clinicians, adding to the extensive body of clinical evidence around EndoBarrier, gaining appropriate regulatory approvals, continuing to improve our products and systems, operating the company in a lean fashion, and maximizing shareholder value.

EndoBarrier® is intended for the treatment of type 2 diabetes and obesity in a minimally invasive and reversible manner and is designed to mimic the mechanism of action of duodenal-jejunal exclusion created by gastric bypass surgery.

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

•

EndoBarrier Delivery System — EndoBarrier is delivered using our proprietary single-use delivery system. This includes a sterile custom-made catheter 300 cm in length that is sufficiently flexible to be passed through the patient’s mouth, through the stomach, and into the intestine. EndoBarrier is provided prepacked in the EndoBarrier Delivery System inside a capsule at the distal end of the delivery catheter. EndoBarrier is deployed by the clinician using the delivery system controls at the proximal end of the system. The delivery procedure is brief, typically taking less than twenty minutes, during which the patient is either anaesthetized or semi-sedated.

•

EndoBarrier Removal System — EndoBarrier is removed at the end of the treatment period via a minimally invasive endoscopic procedure using our proprietary grasper which passes through a standard gastroscope. The grasper is used to pull one of two drawstrings that connect to the EndoBarrier anchor assembly to collapse the anchor inward. As the drawstring is pulled, EndoBarrier collapses inward and the anchor system disengages from the wall of the duodenum. The retrieval hood, placed on the end of a gastroscope, allows the EndoBarrier anchor assembly to be pulled and collapsed into the hood and positioned to cover the anchor. The implant is then safely removed through the patient’s stomach, esophagus, and mouth. The EndoBarrier device is usually retrieved in a brief procedure typically taking less than twenty minutes, during which the patient is either anaesthetized or semi-sedated.

EndoBarrier has been shown in multiple company-sponsored and independent clinical studies to lower blood sugar levels (hemoglobin A1c or HbA1c), reduce excess body weight, and positively affect other health metrics and comorbidities.

EndoBarrier is not currently approved or commercially available in any jurisdiction. In the United States, we must seek agreement from the FDA to conduct a clinical study under an investigational device exemption (IDE). To gain regulatory approval to commercialize EndoBarrier in the United States, we must submit a pre-market authorization (PMA) application for review and approval by the FDA.

Operations

We began selling EndoBarrier in Europe and South America in 2010 and in Australia in 2011. To date, we have distributed over 3,500 units of EndoBarrier and generated a total of $7.8 million in revenue. We have incurred net losses in each year since our inception.

We were incorporated in Delaware in 2003. We have raised net proceeds of approximately $234.4 million through sales of our equity of which $1.6 million was raised through our 2018 private placement offering. We generated $75.7 million in proceeds, net of expenses, through the sale of convertible preferred stock to a number of US venture capital firms, two global medical device manufacturers, and individuals prior to going public. In June 2011, we issued convertible term promissory notes to several of our shareholders totaling $6.0 million, which were repaid concurrently with the closing of our IPO in September 2011 with the associated gross proceeds. In September 2011, we raised approximately $72.5 million, net of expenses, and repaid $6.0 million of convertible term promissory notes in our IPO in Australia and simultaneous private placement of Chess Depository Interests (CDIs) to accredited investors in the United States. In connection with the IPO, all our existing shares of preferred stock were converted into common stock.

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

In June 2017, we completed a Convertible Term Promissory Note (the “Note”) financing for a gross amount of $5.0 million that accrues interest at 5% per annum compounded annually. The Note is due by December 31, 2018 and contains provisions for conversion during the term of the Note.

In February and March 2018, we raised approximately $1.6 million in an offering of our CDIs to sophisticated and professional investors, including certain existing investors, in Australia, the United States and the United Kingdom.

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

We signed an agreement with our manufacturing partner Proven Process Medical Devices (“PPMD”, “the Manufacturer”) as announced on July 26, 2017.

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

We will need to raise additional capital in 2018.

For the year ended December 31, 2017, we had revenue of approximately $53 thousand, and our net loss was approximately $10.9 million. Our accumulated deficit as of December 31, 2017, was approximately $259 million. As of December 31, 2017, we had approximately $3.03 million of cash and cash equivalents. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for further information regarding our funding requirements.

The company is operating at a loss and has no current revenue.  The company will need to raise capital in April 2018 in order to continue to operate as a going concern.

Market Opportunity

Unmet Clinical Needs in the Treatment of Type 2 Diabetes and Obesity

The International Diabetes Federation (2015) estimates there are 415 million adults with diabetes worldwide, with ~90% diagnosed with type 2 diabetes. Diabetes is the leading cause of cardiovascular disease, kidney failure, blindness, and lower-limb amputation in almost all countries.

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

According to the World Health Organization (2014), more than 1.9 billion adults 18 and older were overweight. Of these, 600 million people worldwide have obesity (BMI ³ 30 kg/m 2), a condition often leading to serious health consequences such as cardiovascular disease, diabetes, musculoskeletal disorders, and some cancers.

Those suffering from both type 2 diabetes and obesity total more than 169 million worldwide, representing one of the largest health care market issues and opportunities in the world. We believe that the unchecked worldwide rate of growth of the type 2 diabetes and obesity patient population presents one of the greatest unmanaged health risks in all of health care.

We believe EndoBarrier can treat patients with type 2 diabetes and obesity in a safe, effective, nonpharmacological, and nonpermanent procedural manner.

The Treatment Gap

Our intent in developing, seeking regulatory approval, and marketing EndoBarrier is to help clinicians deliver a unique treatment option in a disease state that sorely lacks innovative new treatment options: the type 2 diabetes and obesity clinical space.

We and our scientific advisors feel there must be a change in how the medical establishment currently treats patients suffering from type 2 diabetes and obesity. We believe current treatment options fall short of treating the disease. The number of patients progressing to later stages of type 2 diabetes and obesity continues to grow at an alarming rate. Yet less than half of all type 2 diabetes patients are adequately managed by pharmacotherapy, and insulin carries serious risks and contributes to further progression of obesity. At the extreme end of the treatment spectrum, the treatment options are limited to different types of bariatric or metabolic surgery, which are highly invasive procedures. Less than 2% of patients who are eligible for bariatric or metabolic surgery opt to undergo the procedure.

The graphic above illustrates the multiple treatment options along the course of progression of type 2 diabetes:

•	Risk associated with treatment increases from left to right.
•	Progression of diabetes and obesity increases from left to right.
•	Lifestyle, diet, and exercise are the first line of defense against the progression of type 2 diabetes and obesity.
•	Pharmacotherapy
o	Oral monotherapy follows lifestyle intervention, often with metformin as the first line of treatment.
o	Multiple combinations may then be administered, as recommended by the American Diabetes Association.
o	Ultimately, as disease progression continues, injected insulin may be prescribed.
•	Bariatric or metabolic gastric bypass surgery represents the final option.
•

A significant and rapidly growing patient population falls into the treatment gap, where the patient is inadequately managed by medication yet unwilling to undergo gastric bypass. This is where EndoBarrier fits within the treatment gap.

The type 2 diabetes and obesity treatment gap is widening at an alarming rate.

We believe that neither pharmacotherapy nor gastric bypass surgery adequately treat the disease for many patients.

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

EndoBarrier Value Proposition

Our intent in developing EndoBarrier is to offer an adjunct to pharmacotherapy, a chance to significantly reduce or eliminate insulin for many patients and alternative to bariatric or metabolic surgery.

Obesity exacerbates insulin resistance and contributes to the progression of type 2 diabetes. In situations where lifestyle modification and pharmacotherapy have failed and surgery is not an option or is considered a therapy of last resort, EndoBarrier is a proven solution intended to break the pathogenic relationship between type 2 diabetes and obesity. In clinical trials in both the United States and outside of the United States (OUS), EndoBarrier has been shown to:

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
•

Incision-free procedure, does not alter anatomy — Brief, minimally invasive implantation and removal procedures that do not involve cutting of any tissue or permanent anatomical alterations that are far less invasive than bariatric or metabolic procedures and therefore may be more acceptable to patients.

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

How EndoBarrier Works: EndoBarrier Mechanism of Action

The EndoBarrier mechanism of action is widely accepted based on its functional similarities to Roux-en-Y gastric bypass surgery (RYGB). Clinical data suggest that once the EndoBarrier is implanted into the duodenum and proximal jejunum, ingested food passing through the EndoBarrier during the normal digestive process is prevented from interacting with the epithelium, microbiota, mucosal layer, or biliopancreatic secretions within the duodenum and proximal jejunum. The EndoBarrier acts as a physical barrier that prevents the interaction of food with pancreatic enzymes and bile. Pancreatic enzymes and bile pass outside EndoBarrier and mix with the food at the distal end of the liner, where absorption ultimately takes place in the intestine. Thus, EndoBarrier creates a functional but reversible bypass of the upper intestine. Unlike Roux-en-Y gastric bypass surgery, EndoBarrier does not require an invasive and permanent surgical procedure or permanent physical modification of the stomach and exclusion of the distal stomach from the alimentary flow.

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

2017 in Review

For us, 2017 was a year focused on stabilizing the Company and continuing to address operational issues, continuing to reduce cash burn, working with OUS regulatory bodies and working with the FDA with the intent of gaining approval for a new EndoBarrier pivotal clinical trial in the United States.

The company executed a contract with premier manufacturer, PPMD, of Mansfield, MA.

The company continued to develop its intellectual property position.

The company completed the development of a world-class Scientific Advisory Board (SAB) comprised of many of the world’s leaders in metabolic and bariatric interventions.

In November 2017, we received notification from SGS United Kingdom Limited (“SGS”), the Company’s notified body in Europe, that SGS was withdrawing the Certificate of Conformity for EndoBarrier.  The Certificate of Conformity is required for the sale of any product under CE marking. As a result, we are not permitted to supply the EndoBarrier device and retrieval device in Europe.

Independent investigator-initiated trials and two ongoing Registries continued to announce clinically significant data throughout the year.

We believe EndoBarrier to be a safe and effective device that fills a growing treatment gap in a unique manner.

Strategic Focus in 2018: The Path Forward

Our current primary focus is on continued support for patients in Europe and the Middle East who have EndoBarrier devices currently implanted as of 2017 and before, and working with the FDA to secure approval for a pivotal clinical trial in the United States. We continue to work constructively with the FDA with the goal of obtaining agreement for a new study design for EndoBarrier. We continue to believe that there is a path forward that can be achieved for a new EndoBarrier study in the United States.  Further, we are firmly committed to continuing to develop EndoBarrier for the millions of patients suffering from type 2 diabetes and obesity and their clinicians. At least 30 presentations and publications have released new EndoBarrier clinical data since the beginning of 2016.  The ABCD Worldwide EndoBarrier Registry now has close to 500 patients’ data entered.

We are focused primarily on the following initiatives in 2018.

•	Working with the FDA to secure agreement for a new pivotal clinical study design in the United States under IDE.
•	Supporting clinicians and patients who have EndoBarrier currently implanted as of 2017 and before in Europe and the Middle East.
•	Supporting ongoing independent investigator-initiated clinical trials and Registries.
•	Working with a new notified body in Europe with the goal of securing a new CE Mark.
•	Continuing to reduce cost and operate in lean fashion.
•	Maximizing shareholder value.

We will need to secure financing no later than April 2018 to continue operations.

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

On December 31, 2017, our current patent portfolio was composed of 155 issued and pending US and non-US patents. We have been issued 43 US patents and maintain 17 pending US patent applications. We have also sought intellectual property protection outside the US and have been issued 72 patents across Australia, Canada, China, the European Patent Convention region (including Austria, Belgium, France, Germany, Ireland, Italy, the Netherlands, Spain, Sweden, Switzerland, Turkey, and the United Kingdom), Hong Kong, and Japan, and we have 2 pending PCT applications and 21 pending foreign patent applications. We believe our patents and patent applications cover, but are not limited to, the following areas:

•	The gastrointestinal liner and anchor;
•	Delivery and removal systems;
•	Placement of the device; and
•	Treatment alternatives.

Our current issued patents expire between 2023 and 2031. We also actively monitor our intellectual property by regularly reviewing new developments to identify extensions to our patent portfolio.

We entered into a patent license agreement with Crabb Co., LLC, or Crabb, in 2003, which was amended in 2005, for the in-license of certain intellectual property related to the anchoring of an intestinal liner, which is anchored in the pylorus. This license was obtained early in our history, and though we are not currently using this intellectual property, it may be useful in future implant designs. The royalty obligation begins with US commercial sales of products covered by the Crabb intellectual property. The royalty percentage may vary on products covered by the license, but, in any case, the royalties are not considered significant. Our royalty obligations ceased upon the expiration of the license in 2017.

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

As we do not have current regulatory approval and are not generating revenue, we are not cash flow positive or profitable. Our net revenue from product sales was approximately $53 thousand for the year ended December 31, 2017 and, as of December 31, 2017, we had cash and cash equivalents of approximately $3.03 million. At December 31, 2017 we had a working capital deficit of $3.77 million. Our existing capital is insufficient to meet our requirements (including the costs of commercializing our products, conducting clinical trials, obtaining regulatory approvals and partnering with third-party manufacturers) and cover any losses, and we do not expect our current cash balances will be sufficient to continue to fund our operations after April 2018.  As such, we will need to raise additional funds through financings or borrowings in April 2018.  Failure to raise additional funds could delay, reduce, or halt our commercialization and clinical trial efforts and would impact our ability to continue as a going concern.

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

As a result of the factors described above, our financial statements for the fiscal year ended December 31, 2017 include a going-concern disclosure.

In order to commercialize our product in the U.S. and certain other countries, we will need to obtain regulatory and other approvals. If we are unable to achieve or are delayed in achieving such approvals, this could have a significant effect on the time it takes to commercialize our technology in the U.S. and certain other countries.

At present, we have no regulatory approvals for marketing and sale of EndoBarrier. In November 2017, we received notification from SGS, the Company’s notified body in Europe, that they were withdrawing the Certificate of Conformity for EndoBarrier.  The Certificate of Conformity is required for the sale of any product under CE marking. As a result, we are not permitted to supply the EndoBarrier device and retrieval device in Europe. There is no guarantee that we will obtain additional approvals from regulatory bodies in the future, including the FDA in the U.S., to commercialize EndoBarrier. In the U.S., we stopped our pivotal trial of EndoBarrier in 2015. Accordingly, we will not be able to obtain FDA approval to commercialize EndoBarrier in the U.S. without a new pivotal clinical trial which may be lengthy and expensive. We are currently seeking approval to start another clinical trial in the U.S., though there can be no assurance that any such approval will be obtained or will be obtained prior to such time that the company lacks sufficient funds to continue operations. The regulatory authorities in other countries may also require additional clinical trials. Any such clinical trials may be delayed, suspended or prematurely terminated because costs are greater than we anticipate or for a variety of reasons, including: delay or failure in reaching agreement with the FDA, or a comparable foreign regulatory authority on a trial design that we are able to execute; delay or failure in obtaining authorization to commence a trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial; or regulators may require that we suspend or terminate our clinical trials for various reasons, including noncompliance with regulatory requirements, unforeseen safety issues or adverse side effects, or a finding that the participants are being exposed to unacceptable health risks. Any of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of marketing approval for EndoBarrier or any of our other products. Necessary regulatory approvals could also be delayed, which could significantly impact our ability to commercialize our technology in the U.S. and other countries.

We have a history of net losses and we may never achieve or maintain profitability.

We are a medical device company with a limited history of operations and have limited commercial experience with our product. We have incurred net losses since our inception, including net losses of approximately $35.2 million, $13.1 million, and $10.9 million for the fiscal years ended December 31, 2015, 2016 and 2017, respectively. As of December 31, 2017, our accumulated deficit was approximately $259 million. Although we started to generate revenues from sales in select markets outside the U.S., those revenues have ceased as a result of the suspension and subsequent withdrawal of the EndoBarrier’s CE Mark, and we expect to continue to incur significant operating losses for the foreseeable future as we incur costs, including those associated with commercializing our products, conducting clinical trials to test our products, attempting to secure regulatory approvals for our products (in the U.S. and other countries) and increased costs associated with being a public company in the U.S. with equity securities listed on the Australian Securities Exchange (“ASX”).

We cannot predict the extent of our future operating losses and accumulated deficit and we may never generate sufficient revenues to achieve or sustain profitability.

We depend heavily on the success of our product, EndoBarrier.  We cannot give any assurance that EndoBarrier will receive regulatory approval, which is necessary before it can be commercialized.

Our ability to generate product revenues will depend heavily on the successful commercialization of our product, EndoBarrier, if approved.  We cannot be certain that EndoBarrier will be successful in clinical trials or receive regulatory approval. Further, EndoBarrier may not receive regulatory approval even if it is successful in clinical trials. If we do not receive regulatory approvals for EndoBarrier, we may not be able to continue our operations.

Assuming that we can obtain the required regulatory approvals in the U.S. and certain other countries, we expect to derive substantially all of our revenue from sales of EndoBarrier, Accordingly, our ability to generate revenues in the future relies on our ability to market and sell this product.

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

The results of current and future human clinical trials, whether investigator initiated, or Company sponsored, cannot be predicted. If EndoBarrier or new products that we develop and test in the future cause serious adverse events in future human clinical trials, these trials may need to be delayed or stopped. For example, we stopped our US pivotal trial in 2016 as a result of adverse events associated with EndoBarrier in that trial.  In addition, these clinical trials may not produce positive safety or efficacy results or may produce results that are not as favorable as those seen in previous clinical trials.

Negative safety or efficacy results of any future human clinical trials could require that we attempt to modify the EndoBarrier device or the treatment guidelines to address these issues and there is no guarantee that any potential modifications would be successfully developed.

If future human clinical trials of EndoBarrier products do not meet the required clinical specifications or cause serious adverse or unexpected events, such as those experienced in our U.S. pivotal trial, then these results could affect regulatory approvals and adoption and also materially impact potential product sales and reimbursement. If we are not able to adequately address any adverse or unexpected events through training, education, changes in product design or product claims, this may significantly impair the commercial prospects for EndoBarrier.

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

•	perceived strength of products, procedures or pharmacotherapies as alternatives to EndoBarrier;
•	perceived liability risks associated generally with the use of new products and procedures.

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

We are continuing to monitor some patients who participated in our clinical trials after device removal to determine the ongoing effects and longevity of results, however, we do not currently have long-term data that supports the safety and efficacy of EndoBarrier. Accordingly, we cannot provide assurance that the long-term data, once obtained, will prove lower HbA1c levels compared to alternative treatment options for type 2 diabetes. If the results obtained from our clinical trials indicate that EndoBarrier is not as safe or effective as other treatment options or as effective as our current short-term data would suggest, EndoBarrier may not be approved, or its adoption may suffer and our business would be harmed.

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

Our products may be subject to extensive, dynamic and ongoing regulation in countries where we plan to sell EndoBarrier, which may impede or hinder the approval or sale of our products and, in some cases, may ultimately result in our inability to obtain approval of certain products or may result in the recall or seizure of previously approved products.

The medical device industry is regulated extensively by governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies and authorities, such as the E.U., legislative bodies and the European Economic Area, or EEA, Member State Competent Authorities. Before we can market our products in the E.U., and in many other parts of the world, we must obtain and maintain CE Mark certification, which indicates that a product meets the essential requirements of applicable E.U. Directives and has been subject to the appropriate conformity assessment route. This conformity assessment procedure is often done through a self-certification, but depending on the type of product, may also require verification by an independent certification body, called a “Notified Body.” Notified Bodies will also periodically conduct audits to ensure continued compliance with the applicable requirements. The CE Mark allows free movement of products in the E.U., the EEA and Switzerland although any of the member countries may require medical devices to be registered and also impose requirements relating to the language of the device information. Many non-European countries also recognize and accept the CE Mark. Failure to support product performance claims and demonstrate continued compliance with the applicable E.U. requirements, can result in the loss of the right to affix the CE Mark to the product, which prevents such product from being sold within the territory and in other countries that recognize the CE Mark.

In addition, even after we receive regulatory approval of our products in existing markets, we are subject to ongoing regulatory requirements relating to our existing products in those markets. These include the requirement to timely file various reports with regulatory authorities in the countries in which we market our products, including reports of adverse events such as those experienced in our U.S. pivotal trial, including events that may have caused or contributed to a death or serious injury and malfunctions that would likely cause or contribute to a death or serious injury if the malfunction were to recur. If these reports are not timely filed, regulators may impose sanctions, including temporarily suspending our market authorizations, and sales of EndoBarrier may suffer. In that case, we may be subject to product liability or regulatory enforcement actions, all of which could harm our business. Our failure to comply with EEA or other foreign regulations applicable in the countries where we operate could lead to the issuance of warning letters or untitled letters, the imposition of injunctions, suspensions or loss of regulatory clearance or approvals, product recalls, termination of distribution, product seizures or civil penalties. In the most extreme cases, criminal sanctions or closure of our manufacturing facilities are possible.

In addition, numerous new regulatory changes in the E.U. came into effect in 2016. The company may not be able to comply with the new regulations and standards, despite compliance with prior regulations and standards

In some countries, we may rely on our foreign distributors and agents to assist us in complying with foreign regulatory requirements, and we cannot be sure that they will always do so. If we or any of our suppliers, third-party manufacturers, distributors, agents or customers fail to comply with applicable requirements, we may face:

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

Regulatory requirements affecting the development, manufacture and sale of medical devices are evolving and subject to future change. We cannot predict what impact, if any, those changes might have on our business. Failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition and results of operations. Later discovery of previously unknown problems with a product or manufacturer could result in fines, delays or suspensions of regulatory approvals. The failure to receive product approval on a timely basis, or the withdrawal of product approval by regulatory agencies, could have a material adverse effect on our business, financial condition or results of operations.

We have had historical challenges with regulatory compliance, which led to a 2014 shipping hold in the E.U., multiple observations by the TGA in Australia regarding the Company’s failure to comply with Essential Principals of the TGA, and compliance issues which led to the TGA’s cancellation of the EndoBarrier listing on the ARTG. In addition, in May 2017, we received notification from our notified body, SGS, that the CE Mark for EndoBarrier had been suspended pending closure of non-conformances related to our quality management system required under International Organization for Standardization (“ISO”) regulations. On November 10, 2017, we received notification from SGS that SGS was withdrawing the Certificate of Conformance for EndoBarrier, ending the CE Marking of EndoBarrier in Europe and select Middle East countries.

Given past challenges of meeting all of the requirements of a comprehensive global quality system, a risk exists of future compliance issues.

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

Our commercial success is dependent in part on obtaining, maintaining and enforcing intellectual property rights, including patents, covering EndoBarrier and our future products. If we are unable to obtain, maintain and enforce intellectual property protection covering our products, others may be able to make, use or sell products that are substantially the same as ours without incurring the sizeable development costs that we have incurred, which would adversely affect our ability to compete in the market. Certain patents covering EndoBarrier will begin to expire in 2023.

Even if our patents are determined by a court to be valid and enforceable, they may not be sufficiently broad or enforceable to prevent others from marketing products similar to ours or designing around our patents, despite our patent rights. Our products may also not have freedom to operate unimpeded by the patent rights of others.

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

We executed an agreement with our manufacturing partner Proven Process Medical Devices (“PPMD”, “the Manufacturer”) as announced on July 26, 2017.  We do not have experience with the manufacturer, and the Manufacturer may fail to manufacture our products in a validated manner or to acceptable levels of quality.

We do not have experience with the manufacturer, and the manufacturer may fail to manufacture our products in a validated manner or to acceptable levels of quality.

The use, misuse or off-label use of our products by physicians may harm our image in the marketplace or result in injuries that lead to product liability.

We cannot prevent a physician from using EndoBarrier for purposes outside of its eventual approved and intended use, which is known as off-label use. If physicians attempt to use our products off-label, there may be an increased risk of adverse events. Further, the use of our products for uses other than those uses for which our products have been approved may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.

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

Patients may not follow instructions from their physicians. Patients who ignore training and ignore their clinician’s request to comply with dietary instructions or pharmacotherapy label instructions, or to remove EndoBarrier at the end of the 12-month indication for treatment may be exposed to greater physical and clinical risk.

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

In order to manufacture EndoBarrier in the quantities that we anticipate will be required to meet our clinical trial needs and potential future market demand, we will need to increase production capacity and efficiency over current levels, and our third-party manufacturer must therefore be able to provide us with sufficient quantities of our product in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable cost and on a timely basis. Our potential future growth could strain the ability of our third-party manufacturer to deliver our product and obtain materials and components in sufficient quantities. Third-party manufacturers often experience difficulties in scaling up production, including problems with production yields and quality control and assurance. If we are unable to obtain a sufficient or consistent supply of EndoBarrier or any other product we are developing, or if we cannot do so efficiently, our revenue, business and financial prospects would be adversely affected.

Following our reduction of headcount in August 2015 and the second and third quarters of 2016, we may be unable to retain our remaining employees and therefore we may not be able to sustain our business.

Since we began our efforts to restructure our business and expenses (the “Restructuring”) in August 2015, and during the second and third quarters of 2016 our workforce has been reduced leaving 12 employees as of February 28, 2018.

As a result of the Restructuring, we are heavily dependent upon our ability to retain our remaining employees. The loss of service of any of our remaining employees, particularly members of our management team, may have an adverse effect on our business. Given the magnitude of our reductions in workforce since August 2015, the morale of our remaining employees may be lower, employees may be distracted and any one of our remaining employees could terminate his or her employment with us at any time. A departing employee’s expertise would be difficult to replace and the failure to do so on a timely basis could have a material adverse effect on our ability to achieve our business goals. There can be no assurance that we will have the financial resources or otherwise to be successful in retaining our remaining personnel and our failure to do so could have a material adverse effect on our business, financial condition and results of operations. In addition, the Restructuring may prove to be more disruptive to our operations than we anticipated. For example, cost savings measures may distract management from our core business, harm our reputation, yield unanticipated consequences, such as attrition beyond the planned Restructuring, increased reliance on consultants, or increased difficulties in our day-to-day operations.

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

Our performance is substantially dependent on our senior management and key technical staff to continue to develop and manage our operations. The loss or the inability to recruit and retain high-caliber staff could have a material adverse effect on us. We also rely on the technical and management abilities of certain key directors, key members of our executive team and employees, consultants and scientific advisers. The loss of any of these directors, members of the executive team, employees, consultants or scientific advisers could have an adverse effect on our business. In March 2016, our prior chief executive officer left the Company.  On October 15, 2017, our former Vice President, International, resigned from the Company.  On December 1, 2017, our Chief Financial Officer resigned from the Company.

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

As our activities produced revenues and will continue to incur expenses in a variety of different currencies, we are exposed to exchange rate risk which may affect our financial performance and position. Furthermore, some of our funds may be held in euros, Australian dollars or other currencies, while our functional currency is U.S. dollars. We are not currently hedging against exchange rate fluctuations, and consequently we will be at the risk of any adverse movement in the U.S. dollar exchange rate if we exchange funds held in one currency into another currency.

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

Subsequent to future regulatory approvals for EndoBarrier, pricing pressures in the health care industry could lead to demands for price concessions, which could have an adverse effect on our business, financial condition or results of operations.

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

The type 2 diabetes and obesity market has seen increasing resistance from payers with regard to local and national reimbursement coverage. We expect that market demand, government regulation, third-party reimbursement policies and societal pressures could exert downward pressure on the prices of our products in the future after regulatory approval is granted and may adversely impact our business, financial condition or results of operations on a country by country basis.

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

We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company until the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective Securities Act registration statement, although circumstances could cause us to lose that status earlier, including if the market value of our Common Stock and CDIs held by non-affiliates exceeds $700.0 million as of any June 30 before that time or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. We cannot predict if investors will find our Common Stock or CDIs less attractive because we may rely on these exemptions. If some investors find our Common Stock or CDIs less attractive as a result, there may be a less active trading market for our Common Stock or CDIs and our stock price may be more volatile.

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

As of March 15, 2018, 4 shareholders and their affiliated entities owned approximately 70.1% of our outstanding shares of Common Stock, or CDIs representing Common Stock, in the aggregate. As a result, these shareholders, if they act together, would be able to exert a significant degree of influence over our management and affairs and over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may harm the market price of the CDIs by delaying or preventing a change in control, even if a change is in the best interests of our other shareholders.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

On May 23, 2013, we entered into a Sublease Agreement with Cambridge Technology, Inc., as sub-landlord for the sublease of the premises located at 25 Hartwell Avenue, Lexington, Massachusetts. The subleased premises were approximately 33,339 square feet and were due to expired on December 31, 2016.  In July 2016, the Company left this facility prior to the expiration of the lease.

In June 2016, we entered into a non-cancelable agreement to lease approximately 4,200 square feet of office and laboratory space in Boston, Massachusetts. The lease commenced in June 2016 and expires in April 2018. There are no extension options. We are currently exploring options which will be suitable and adequate for our foreseeable future needs.

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

Period	High per CDI (A$)	Low per CDI (A$)	High per share of Common Stock (US$)	Low per share of Common Stock (US$)
Fiscal Year 2017:
First Quarter	0.09	0.02	3.28	0.72
Second Quarter	0.07	0.04	2.69	1.41
Third Quarter	0.07	0.04	2.71	1.57
Fourth Quarter	0.06	0.02	2.15	0.88
Fiscal Year 2016:
First Quarter	0.03	0.02	1.08	0.57
Second Quarter	0.04	0.02	1.41	0.57
Third Quarter	0.04	0.02	1.46	0.57
Fourth Quarter	0.04	0.02	1.30	0.69

On December 31, 2017, the last reported sale price of our CDIs was A$0.03 per CDI, or $1.09 per share of Common Stock.

As of December 31, 2017, 1,413,412 of our shares were subject to outstanding options, restricted stock units and warrants to purchase shares of Common Stock.

Holders

As of March 15, 2018, we had 12,333,101 shares of Common Stock issued and outstanding with approximately 20 holders of record. The holders included CHESS Depositary Nominees Pty Limited, or CDN, which held 12,235,292 shares of our Common Stock in the form of CDIs on behalf of the CDI holders; there were approximately 909 registered owners of our CDIs on March 15, 2018.

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

The following performance graph compares the performance of our Common Stock from December 31, 2012 through December 31, 2017, after giving effect to the fifty-for-one CDI-to-Common Stock exchange ratio and after converting to U.S. dollars using the closing exchange rate applicable on the relevant date as reported by the Reserve Bank of Australia, to the performance of the NASDAQ Composite Index and the NASDAQ Medical Equipment Index from December 31, 2012 through December 31, 2017. The comparison assumes $100 was invested in our Common Stock after the market closed on December 31, 2012. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our Common Stock to date. The stockholder return shown on the performance graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

You should read the following selected financial data together with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statements of operations and comprehensive loss data for the years ended December 31, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2017 and 2016 from our audited financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statements of operations and comprehensive loss data for the years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015, 2014 and 2013 from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except share and per share data)
Consolidated Statement of Operations and Comprehensive Loss:
Revenue	$53	$545	$1,316	$2,828	$2,255
Cost of revenue	265	1,291	5,723	4,089	2,492
Gross loss	(212)	(746)	(4,407)	(1,261)	(237)

Operating expenses:
Research and development	3,597	3,928	16,635	26,654	14,676
Sales and marketing	1,821	2,194	5,073	10,023	11,011
General and administrative	5,074	6,250	8,391	10,252	8,932
Total operating expenses	10,492	12,372	30,099	46,929	34,619
Loss from operations	(10,704)	(13,118)	(34,506)	(48,190)	(34,856)

Other income (expense):
Interest income	33	42	68	253	366
Interest expense	(183)	—	(1)	(1)	(5)
Foreign exchange gain (loss)	(10)	10	(647)	(514)	(955)
Re-measurement of warrant liability	(12)	(17)	9	317	(32)
Other income (expense), net	(172)	35	(571)	55	(626)
Loss before income tax expense	(10,876)	(13,083)	(35,077)	(48,135)	(35,482)
Income tax expense	14	33	84	70	96
Net loss	$(10,890)	$(13,116)	$(35,161)	$(48,205)	$(35,578)

Basic and diluted net loss per common share	$(0.98)	$(1.37)	$(3.71)	$(5.36)	$(5.26)
Weighted-average number of common shares used in basic and diluted net loss per common share	11,157,489	9,555,246	9,488,063	8,997,754	6,767,696
Comprehensive loss	$(10,890)	$(13,116)	$(35,161)	$(48,205)	$(35,578)

	Years Ended December 31,
	2017	2016	2015	2014	2013
Consolidated Balance Sheet Data:
Cash and cash equivalents	$3,034	$8,293	$19,590	$51,191	$58,616
Working capital (excluding deferred revenue)	(3,772)	6,669	17,871	49,583	62,110
Total assets	3,466	9,198	21,782	59,500	69,325
Deferred revenue	11	11	11	412	722
Warrant liability	29	17	—	9	326
Total liabilities	7,181	2,408	3,524	9,322	6,940
Total stockholders’ equity (deficit)	(3,715)	6,790	18,258	50,178	62,385

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

Overview

We are a clinical-stage medical device company headquartered in Boston, Massachusetts, which is dedicated to restoring health and improving quality of life through the design and application of device and disease management solutions for treatment of metabolic disease.

Our vision is to make EndoBarrier the essential nonpharmacological and non-anatomy-altering treatment for patients with type 2 diabetes and obesity. We intend to achieve this vision by providing a safe and effective device, focusing on optimal patient care, supporting treating clinicians, adding to the extensive body of clinical evidence around EndoBarrier, gaining appropriate regulatory approvals, continuing to improve our products and systems, operating the company in a lean fashion, and maximizing shareholder value.

In the U.S., we commenced enrollment of patients in our pivotal trial (ENDO Trial) of EndoBarrier, in 2013. In the third quarter of 2015, we announced our decision to stop the ENDO Trial. On August 21, 2015, we announced that we were reducing headcount by approximately 46% as part of our efforts to restructure our business and expenses in response to stopping the ENDO Trial and to ensure sufficient cash remained available for us to establish new priorities, continue market development and research, and to evaluate strategic options.

As part of our reorganization efforts in the third quarter of 2015, we decided to focus sales activity on a limited number of countries while disengaging from others. As a result, we focused on the commercialization of EndoBarrier in selected countries in Europe and the Middle East.

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

In May 2017, the Company received notification from its notified body, SGS United Kingdom Limited (“SGS”), that the CE Mark for EndoBarrier has been suspended pending closure of non-conformances related to its quality management system required under International Organization for Standardization (“ISO”) regulations.

On November 10, 2017, the Company received notification from its notified body, SGS, that SGS was withdrawing the Certificate of Conformance for EndoBarrier, ending the CE Marking of EndoBarrier in Europe and select Middle East countries.

For financial reporting purposes, we have one reportable segment which designs, manufactures and markets a medical device for the treatment of type 2 diabetes and obesity.

To date, we have devoted substantially all of our efforts to research and development, business planning, clinical research, clinical study management, reimbursement development, product commercialization, acquiring operating assets and raising capital. We have incurred significant operating losses since our inception in 2003. As of December 31, 2017, we had an accumulated deficit of approximately $259 million. We expect to incur net losses for the next several years while we continue to evaluate which markets are appropriate to continue pursuing reimbursement, market awareness and general market development efforts, and continue to restructure our business and costs, establish new priorities, continue limited research, and evaluate strategic options.

We have raised net proceeds of approximately $234.4 million through sales of our equity of which $1.6 million was raised through our 2018 private placement offering. We generated $75.7 million in proceeds, net of expenses, through the sale of convertible preferred stock to a number of U.S. venture capital firms, two global medical device manufacturers and individuals, prior to going public. In June 2011, we issued Convertible Term Promissory Notes to several of our shareholders totaling $6.0 million, which were repaid concurrent with the closing of our IPO in September 2011 with the associated gross proceeds. In September 2011, we raised approximately $72.5 million, net of expenses and repayment of $6.0 million of Convertible Term Promissory Notes, in our IPO in Australia and simultaneous private placement of CDIs to accredited investors in the U.S. In connection with the IPO, all of our existing shares of preferred stock were converted into Common Stock.

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

In June 2017, the Company completed a Convertible Term Promissory Note (the “Note”) financing for a gross amount of $5.0 million that accrues interest at 5% per annum compounded annually. The Note is due by December 31, 2018 and contains provisions for conversion during the term of the Note.

In February and March 2018, the Company raised an additional $1.6 million through private placement of 58,780,619 CDIs representing 1,175,612 shares of common stock to certain of our existing investors.

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

Use of Estimates

The preparation of consolidated financial statements in accordance with generally accepted accounting principles in the U.S. requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company’s management evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, inventory valuation including reserves for excess and obsolete inventory, impairment of long-lived assets, income taxes including the valuation allowance for deferred tax assets, research and development, contingencies, valuation of warrant liabilities, estimates used to assess its ability to continue as a going concern and stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

Revenue Recognition

We generated all of our revenue from sales of EndoBarrier to health care providers and third-party distributors who resell the product to health care providers.

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

With respect to these criteria:

o	The evidence of an arrangement generally consists of a health care provider or distributor purchase order with the necessary approvals and acceptance by us.
o	Transfer of title and risk and rewards of ownership are passed to the health care provider or third-party distributor upon delivery of the products.
o

The selling prices for all sales are fixed and agreed with the health care provider or third-party distributor. Provisions for discounts and rebates to customers are established as a reduction to revenue in the same period the related sales are recorded.

o	When doubt exists about collectability from specific customers, we defer revenue from sales of products to those customers until payment is received.

In certain circumstances, we allow customers to return defective or nonconforming products for credit or replacement products. Defective or nonconforming products typically include those products that resulted in an unsuccessful implant procedure. We consider these transactions to be product returns and base our estimate for sales returns upon historical trends and record the amount as a reduction to revenue upon the initial sale of the product. In the event we are unable to reasonably estimate future returns, we recognize revenue when the right of return lapses. Prior to the fourth quarter of 2013, we did not have sufficient historical experience on which to base an estimate of returns, and therefore recognized revenue when the right of return lapsed. We determined this point to be when the product was implanted or otherwise consumed and payment was received from the customer, which indicated that we had no further obligations to the customer and that the sale was complete. As a result, starting in the fourth quarter of 2013, we began to recognize revenue at the time of delivery net of these return estimates. Prospectively assuming successful regulatory approval for EndoBarrier, we will continue to evaluate whether we have sufficient data to determine return estimates as we enter or re-enter markets.

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

In addition, we entered into consignment arrangements in which we delivered the product to the customer but retained title to the product until it implanted or otherwise consumed. In these arrangements, we recognized revenue once we received proof of third party purchase, usually in the form of a customer purchase order.

Inventory

We state inventory at the lower of first-in, first-out cost or net realizable value. We record a provision for excess, expired, and obsolete inventory based primarily on estimates of forecasted revenues. A significant change in the timing or level of demand for products as compared to forecasted amounts may result in recording additional provisions for excess, expired, and obsolete inventory in the future. When capitalizing inventory, we consider factors such as status of regulatory approval, alternative use of inventory, and anticipated commercial use of the product.

The valuation of inventory also required us to estimate obsolete or excess inventory. We maintained reserves for excess and obsolete inventory based on forecasted product sales, new product introductions by us or our competitors, product expirations and historical experience. The inventory reserves we recognized were based on estimates of how these factors were expected to impact the amount and value of inventory we expected to sell.  Forecasting demand for EndoBarrier in a market in which there are few, if any, comparable approved devices and for which reimbursement from third-party payers is limited. We have fully reserved our inventory as of December 31, 2017.

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

The assumptions used in determining the fair value of stock-based awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change, and we use different assumptions, our stock-based compensation could be materially different in the future. The risk-free interest rate used for each grant is based on a zero-coupon U.S. Treasury instrument with a remaining term similar to the expected term of the stock-based award. Because we do not have a sufficient history to estimate the expected term, we use the simplified method for estimating the expected term. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. Because there was no public market for our Common Stock prior to our IPO, we lacked company-specific historical and implied volatility information. We do have approximately 6 years of historical price volatility since our IPO in September 2011. Therefore, we estimate our expected stock volatility based on a combination of our to-date historical price volatility and that of publicly-traded peer companies. For purposes of identifying publicly-traded peer companies, we selected publicly-traded companies that develop, manufacture, and market medical devices, have operating businesses in the design and development of products that focus in the treatment of diabetes, and have sufficient trading history to derive a historic volatility rate. We expect to rely more heavily on our own price volatility in the future. We have not paid and do not anticipate paying cash dividends on our shares of Common Stock; therefore, the expected dividend yield is assumed to be zero.

The Company elected to adopt ASU 2016-09 in the first quarter of 2017 retrospectively to January 1, 2017. As a result of adopting ASU No. 2016-09 during the year ended December 31, 2017, the Company adjusted its accumulated deficit related to the accounting policy election to recognize the impact of share-based award forfeitures only as they occur rather than by applying an estimated forfeiture rate as previously required. ASU No. 2016-09 requires that this change be applied using a modified-retrospective transition method by means of a cumulative-effect adjustment to accumulated deficit as of the beginning of the fiscal year in which the guidance is adopted. As a result of this adoption, the Company recorded a decrease to accumulated deficit of approximately $28 thousand with an offset to additional paid in capital.

Prior to January 1, 2017, we recognized compensation expense for only the portion of options that were expected to vest. Accordingly, we had estimated expected forfeitures of stock options based on our historical forfeiture rate, adjusted for known trends, and used these rates in developing a future forfeiture rate. Our forfeiture rates were 15% as of December 31, 2016, 15% as of December 31, 2015 and 5.0% as of December 31, 2014. If our actual forfeiture rate varied from our historical rates and estimates, additional adjustments to compensation expense may have been required in future periods.

We periodically issue performance-based awards. For these awards, vesting will occur upon the achievement of certain milestones. When achievement of the milestone is deemed probable, we expense the compensation of the respective stock award over the implicit service period.

Stock awards to non-employees are accounted for in accordance with ASC 505-50, Equity Based Payments to Non-Employees, or ASC 505-50. The measurement date for non-employee awards is generally the date performance of services required from the non-employee is complete. For non-employee awards that vest based on service conditions, we expense the value of the awards over the related service period, provided we expect the service condition to be met. We record the expense of services rendered by non-employees based on the estimated fair value of the stock option using the Black-Scholes option pricing model over the contractual term of the non-employee. The fair value of unvested non-employee awards is remeasured at each reporting period and expensed over the vesting term of the underlying stock options on a straight-line basis.

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

Foreign Currency Remeasurement

The functional currency of GID Europe Holding B.V., GID Europe B.V., GID Germany GmbH and GI Dynamics Australia Pty Ltd is the U.S. dollar. Balance sheet accounts of our subsidiaries are remeasured into U.S. dollars using the exchange rate in effect at the balance sheet date while expenses are remeasured using the average exchange rate in effect during the period. Gains and losses arising from remeasurement of our wholly owned subsidiaries’ financial statements are included in the determination of net loss.

Emerging Growth Company Status

The JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have chosen to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards as required when they are adopted. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.

Results of Operations

The following is a description of significant components of our operations, including significant trends and uncertainties that we believe are important to an understanding of our business and results of operations.

	Years Ended December 31,
	2017	2016
	(in thousands)
Revenue	$53	$545
Cost of revenue	265	1,291
Gross loss	(212)	(746)

Operating expenses:
Research and development	3,597	3,928
Sales and marketing	1,821	2,194
General and administrative	5,074	6,250
Total operating expenses	10,492	12,372
Loss from operations	(10,704)	(13,118)
Other income (expense):
Interest income	33	42
Interest expense	(183)	—
Foreign exchange gain (loss)	(10)	10
Re-measurement of warrant liability	(12)	(17)
Other income (expense), net	(172)	35
Loss before income tax expense	(10,876)	(13,083)
Income tax expense	14	33
Net loss	$(10,890)	$(13,116)

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

	Years Ended
	December 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Revenue	$53	$545	$(492)	(90.3)%
Cost of revenue	265	1,291	(1,026)	(79.5)%
Gross loss	(212)	(746)	534	(71.6)%

Revenue. The decrease in revenue to approximately $53 thousand for the year ended December 31, 2017 compared to $545 thousand for the year ended December 31, 2016 was primarily due to decreased unit volume sales in all markets. Revenue decreased approximately 83%, 100% and 100%, in Europe, the Middle East, and Asia Pacific, respectively. The primary reasons for the decrease in revenue was the May 2017 notification from our notified body, SGS, that the CE Mark for EndoBarrier had been suspended pending closure of non-conformances related to its quality management system required under International Organization for Standardization (“ISO”) regulations and reduction of revenue following the December 2017 notification by the Medicines and Healthcare Products Regulatory Agency (“MHRA”) to have all EndoBarrier delivery systems (liners) in customers’ inventory returned to the Company.

In addition, the cancellation of the TGA’s inclusion of EndoBarrier on the ARTG in October 2016 partially impacted 2016 revenue. Revenue generated in Australia represented approximately 15% of total revenue.

We believe the following factors adversely affected our commercial activities for the year ended December 31, 2017:

•	suspension and later withdrawal of the Company’s CE Certificate of Conformity;
•	continued lack of reimbursement support for EndoBarrier;
•	regulatory-related questions arising out of our decision to stop the ENDO Trial; and

•	our decision, as part of our reorganization efforts, to reduce the number of sales related employees and focus sales activity on a limited number of markets while disengaging from others.

In the near-term, we intend to focus our efforts on clinical activities continuing to support efforts in collecting additional clinical evidence via the numerous ongoing investigator-initiated studies around the world, many of which are randomized controlled trials.

Cost of Revenue. Cost of revenue decreased to approximately $265 thousand for the year ended December 31, 2017 compared to $1.29 million for the year ended December 31, 2016. The decrease in cost of revenue resulted from an approximately $604 thousand decrease in product cost and an approximately $420 thousand decrease in personnel and related expenses.

Our gross loss decreased by approximately $534 thousand for the year ended December 31, 2017 compared to the year ended December 31, 2016 for the reasons discussed above. We expect that our gross margin will vary, and may vary significantly, quarter to quarter and year to year, due to our current stage of commercial development and future plans. Specifically, factors such as our intention to focus on strategic centers and securing reimbursement in our target markets, our transition of production to a third-party manufacturer, changes in volume of inventory production, and overall economies of scale may result in variability in our gross margin.

Operating Expenses

	Years Ended
	December 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Research and development expense	$3,597	$3,928	$(331)	(8.4)%
Sales and marketing expense	1,821	2,194	(373)	(17.0)%
General and administrative expense	5,074	6,250	(1,176)	(18.8)%
Total operating expenses	$10,492	$12,372	$(1,880)	(15.2)%

Research and Development Expense. The decrease in research and development expense of approximately $331 thousand for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to a decrease of approximately $300 thousand in clinical trial and other clinical study related expenses associated primarily with the ENDO trial and a decrease of approximately $631 thousand in employee and related expenses offset with additional expense of $700 thousand in Quality Assurance related expenses.

Though we expect to implement a more efficient cost structure in order to extend our cash runway, it may be partially offset by the costs associated with rebuilding the research and development management team, improving our quality and regulatory systems and relationships and finalizing the protocol for our U.S. investigational device exemption trial in anticipation of initiating and beginning enrollment of the trial in 2018 in the event such trial receives regulatory approval.

Sales and Marketing Expense. The decrease in sales and marketing expense of approximately $373 thousand for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily the result of a decrease of approximately $300 thousand in compensation and employee related expenses related to our decision to reduce headcount during year ended December 31, 2016, as well as a decrease of approximately $70 thousand in marketing related activities.

General and Administrative Expense. The decrease in general and administrative expense of approximately $1.18 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily a result of decreased employee and related expenses of approximately $1.03 million primarily as a result of headcount reductions, including approximately $365 thousand lower stock-based compensation, as well as an approximately $140 thousand decrease in consulting, professional services and expenses related to being a public company.

We continue to look for ways to streamline our general and administrative expenses. In so doing, we recognize that some costs, particularly those associated with being a public company with multiple reporting jurisdictions are unavoidable. We will continue to provide general and administrative support for scope and size of the entire company.

Other Income (Expense), Net

	Years Ended
	December 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Other income (expense):
Interest income	$33	$42	$(9)	(21.4)%
Interest expense	(183)	—	(183)	0.0%
Foreign exchange gain (loss)	(10)	10	(20)	(200.0)%
Re-measurement of warrant liability	(12)	(17)	5	(29.4)%
Total other income (expense), net	$(172)	$35	$(207)	(591.4)%

Interest income. The decrease in interest income of approximately $9 thousand for the year ended December 31, 2017 compared to the year ended December 31, 2016 was due to lower average cash and cash equivalents balances in 2017.

Interest expense. Interest expense increased by approximately $183 thousand for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily as a result of interest expense on the $5 million Note secured during the year ended December 31, 2017.

Foreign Exchange gain (loss). The change to a foreign exchange loss of approximately $10 thousand for the year ended December 31, 2017 from a gain of approximately $10 thousand for the year ended December 31, 2016 is primarily due to significantly lower average foreign currency balances in the year ended December 31, 2017 compared to the year ended December 31, 2016 and changes in valuation of foreign exchange rates.

Re-measurement of Warrant Liability. The change in the re-measurement of warrant liability of approximately $5 thousand for the year ended December 31, 2017 compared to the year ended December 31, 2016 was the result of a decrease in the fair value of the warrants issued in connection with our IPO, which expired in September 2016 partially offset by the issuance of the new consulting warrant issued in May 2016.

Liquidity and Capital Resources

We have incurred losses since our inception in March 2003 and, as of December 31, 2017, we had an accumulated deficit of approximately $259 million. We principally financed our operations from a combination of sales of equity securities and issuances of convertible term notes.

To date, GI Dynamics has raised approximately $239.4 million in net proceeds through issuance of debt and sales of its equity.

In June 2017, the Company completed a Convertible Term Promissory Note (“Note”) financing for a gross amount of $5.0 million that accrues interest at 5% per annum compounded annually. The Note is due by December 31, 2018 and contains provisions for conversion during the term of the Note.

In January 2017, we closed a Security Purchase Plan, or SPP, in which we sold to eligible shareholders with a registered address in Australia or New Zealand approximately 12.5 million CDIs (approximately 250,000 shares) at an issue price of A$0.022 per CDI, for total proceeds of approximately $0.2 million.

During the year ended December 31, 2017, our cash and cash equivalents balance decreased by approximately $5.3 million primarily due to funds utilized to support our operations. We made payments related to, among other things, research and development, sales and marketing, and general and administrative expenses as we continued to commercialize EndoBarrier and close out our ENDO Trial.

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Years Ended December 31,
	2017	2016
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(10,123)	$(12,362)
Investing activities	(5)	(121)
Financing activities	4,869	1,186
Net decrease in cash and cash equivalents	$(5,259)	$(11,297)

Cash Flows used in Operating Activities

Net cash used in operating activities totaled approximately $10.1 million for the year ended December 31, 2017. The primary uses of cash were:

•	to fund our net loss of approximately $10.89 million;
•

a net negative adjustment to cash flow from changes in working capital of approximately $341 thousand resulting primarily from decreases in accrued expenses and other current liabilities, partially offset by a decrease in inventory and prepaid expenses; and

•

a net positive adjustment to cash flow from non-cash items of approximately $241 thousand, primarily from stock-based compensation expense of approximately $187 thousand and depreciation and amortization of property and equipment of approximately $57 thousand.

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

Our fiscal 2016 results contain non-recurring charges totaling approximately $1.1 million, including $0.4 million related to restructuring charges in our second quarter, $0.6 million related to employee departures in both our second and third quarters and $0.1 million related to abandonment of our former headquarters in Lexington, MA. Through our repositioning efforts during fiscal 2016, we were able to reduce our cash used in operations on a quarterly basis over the last two quarters.

Cash Flows used in Investing Activities

Cash used in investing activities for the year ended December 31, 2017 totaled approximately $5 thousand and primarily resulted from the purchase of office equipment.

Cash used in investing activities for the year ended December 31, 2016 totaled approximately $0.1 million and primarily resulted from the purchase of office equipment.

Cash Flows provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2017 totaled approximately $4.87 million and primarily resulted from the net proceeds from our private placement of CDIs and proceeds from the Note.

Cash provided by financing activities for the year ended December 31, 2016 totaled approximately $1.2 million and resulted primarily from the net proceeds from our private placement of CDIs and from a short-term financing for insurance policies offset by payments on our short-term financing.

Funding Requirements

As of December 31, 2017, our primary source of liquidity was our cash and cash equivalents of approximately $3.03 million.

As a result of our focus on a new pivotal clinical trial in the United States, and due to the lack of regulatory approval in the EU and other jurisdictions, we are focused on the generation of clinical data and regulatory approvals and not currently focused on revenue-generating operations. As a result, we expect to incur significant operating losses for the next several years. We do not expect our current cash balances will be sufficient to enable us to conduct an additional clinical trial in the U.S. for the purpose of seeking regulatory approval from the FDA. We continue to restructure our costs and believe that our current cash and cash equivalents, together with proceeds from the financing that occurred in the first quarter of 2018, are sufficient to fund our operations into April 2018.  We will need to raise additional funds in April 2018 in order to fund our operations, including our U.S. clinical development plans in which we anticipate initiating and beginning enrollment of a U.S. trial subject to receipt of the requisite regulatory approval.  These factors raise substantial doubt about our ability to continue as a going concern. We may seek to raise additional funds through any combination of collaborative arrangements, strategic alliances, and additional equity and debt financings or from other sources. There can be no assurance that any such financing opportunities will be available on acceptable terms, if at all. If we are unable to raise capital when needed, we could be forced to significantly delay or discontinue research and development activities and further commercialization of EndoBarrier, which could have a material adverse effect on our business, financial condition and results of operations. In addition, we could be required to cease operations if we are unable to raise capital when needed.

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

Due to the numerous risks and uncertainties associated with securing regulatory approval for EndoBarrier, at this time we are unable to estimate precisely the amounts of capital outlays and operating expenditures necessary to complete the task of obtaining regulatory approval for EndoBarrier.  Our funding requirements will depend on many factors, including, but not limited to, the following:

•	the rate of progress and cost of our commercialization activities;
•	the expenses we may incur in marketing and selling EndoBarrier subject to future regulatory approvals;
•	the timing and decisions of payer organizations related to reimbursement;
•	the revenue generated by sales of EndoBarrier;
•	the product performance from a safety and efficacy standpoint in addressing diabetes and obesity;
•	the success of our investment in our manufacturing and supply chain infrastructure;
•	the time and costs involved in obtaining regulatory approvals for EndoBarrier in new markets;

•	the success of our research and development efforts;
•	the costs associated with any additional clinical trial(s) required in the U.S. and other countries on a case by case basis;
•	the ability to ship CE marked products;
•	the emergence of competing or complementary developments; and
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

Contractual Obligations and Commitments

Our commitments for operating leases relate to our lease of office space in Boston, Massachusetts.   The following table summarizes our outstanding contractual obligations as of December 31, 2017:

	Total	Less than 1 year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$42	$42	$-	$-	$-
	$42	$42	$-	$-	$-

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements please refer to Note 2, “Summary of Significant Accounting Policies and Basis of Presentation”, to our consolidated financial statements included in this Annual Report on Form 10-K.

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update (“ASU”) No. 2014-09, or ASU 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB approved a one-year deferral of the effective date of this standard to annual reporting periods, and interim reporting periods within those years, beginning after December 15, 2017. Early adoption is permitted to the original effective date of December 15, 2016, including interim reporting periods within those years. The Company is currently evaluating the potential impact of ASU 2014-09 and expect it to have no material impact on its consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015- 11”). ASU 2015-11, which simplifies the measurement of inventories valued under most methods, including the Company’s inventories valued under FIFO — the first-in, first-out cost method. Inventories valued under LIFO — the last-in, first-out method — are excluded. Under this new guidance, inventories valued under these methods would be valued at the lower of cost and net realizable value, with net realizable value defined as the estimated selling price less reasonable costs to sell the inventory. This guidance is effective for annual reporting beginning after December 15, 2016, including interim periods within the year of adoption, with early application permitted. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 will simplify the income tax consequences, accounting for forfeitures and classification on the statements of consolidated cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. The Company elected to adopt ASU 2016-09 in the first quarter of 2017 retrospectively to January 1, 2017. As a result of adopting ASU No. 2016-09 during the year ended December 31, 2017, the Company adjusted its accumulated deficit related to the accounting policy election to recognize the impact of share-based award forfeitures only as they occur rather than by applying an estimated forfeiture rate as previously required. ASU No. 2016-09 requires that this change be applied using a modified-retrospective transition method by means of a cumulative-effect adjustment to accumulated deficit as of the beginning of the fiscal year in which the guidance is adopted. As a result of this adoption, the Company recorded a decrease to accumulated deficit of approximately $28 thousand.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), or ASU 2016-15. The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under FASB Accounting Standards Codification 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. We are currently evaluating the impact that ASU No. 2016-15 may have on our consolidated financial statements and expect it to have limited impact on our consolidated financial statements for period ending March 31, 2018.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are focused on developing clinical data and regulatory approvals for EndoBarrier and our earnings and cash flows are exposed to market risk from changes in currency exchange rates and interest rates.

Interest Rate Sensitivity

Our cash and cash equivalents of $3.03 million at December 31, 2017 consisted of cash and money market funds, all of which will be used for working capital purposes. We do not enter into investments for trading or speculative purposes. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the U.S. and Australia. Because of the short-term nature of our cash and cash equivalents, we do not believe that we have any material exposure to changes in their fair values as a result of changes in interest rates. The continuation of historically low interest rates in the U.S. will limit our earnings on investments held in U.S. dollars.

Foreign Currency Risk

We conduct business in foreign countries. For U.S. reporting purposes, we remeasure all assets and liabilities of our non-U.S. entities at the period-end exchange rate and revenue and expenses at the average exchange rates in effect during the periods. The net effect of these remeasurement adjustments is shown in the accompanying consolidated financial statements as a component of net loss.

We have generated a significant portion of our revenue and collected receivables in foreign currencies. Fluctuations in the exchange rate of the U.S. dollar against major foreign currencies, including the euro, British Pound and Australian dollar, can result in foreign currency exchange gains and losses that may significantly impact our financial results. These foreign currency transactions and remeasurement gains and losses are presented as a separate line item on our consolidated statements of operations and comprehensive loss. Continued fluctuation of these exchange rates could result in financial results that are not comparable from quarter to quarter. We do not currently utilize foreign currency contracts to mitigate the gains and losses generated by the remeasurement of non-functional currency assets and liabilities but do hold cash reserves in currencies in which those reserves are anticipated to be expended.

All proceeds from our 2011, 2013, 2014, 2016 and 2017 offerings were denominated in Australian dollars and as of December 31, 2017 we held the equivalent of approximately U.S. $9 thousand denominated in Australian dollars and approximately U.S. $0.3 million denominated in euros. Accordingly, we have had and will continue to have exposure to foreign currency exchange rate fluctuations. A change of 10% or more in foreign currency exchange rates of the Australian dollar or the euro would not have a material impact on our financial position and results of operations.

Effects of Inflation

We do not believe that inflation and changing prices over the years ended December 31, 2017 and 2016 had a significant impact on our results of operations.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with the independent registered public accounting firm report thereon, appear on pages F-1 through F-29 of this Annual Report on Form 10-K.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Changes in Internal Control

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded no such changes during the quarter ended December 31, 2017 materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The other information required by this Item 10 related to our directors is incorporated by reference to the applicable information in our proxy statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC.

Information regarding our executive officers required by this Item 10 is incorporated by reference to the applicable information in our proxy statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC.

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

Directors of the Registrant

The following table sets forth the name, age and position of each of our directors as of March 15, 2018:

Name	Age	Position
Daniel J. Moore (3)	56	Non-executive Chairman of the Board
Timothy J. Barberich (1)(2)	70	Non-executive Director
Juliet Thompson (1)	51	Non-executive Director
Oern R. Stuge, M.D. (2)(3)	63	Non-executive Director

1.	Member of the audit committee.
2.	Member of compensation committee.
3.	Member of nominating and corporate governance committee.

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

Mr. Moore currently serves as the chairman of LivaNova PLC (the company resulting from the merger of Sorin S.p.A. and Cyberonics, Inc.), chairman of ViewRay, a member of the board of directors for the Epilepsy Foundation of America, and as a member of the boards or advisory boards for BioHouston, Inc. and the Weldon School of Biomedical Engineering at Purdue University. He currently serves on the board of privately-held BrainScope Company, Inc., a medical technology company focused on traumatic brain injury, where he serves as Chairman. Past board positions include Smiling Kids, Inc., the Epilepsy Foundation of Texas (past-Chair), the Epilepsy Foundation of Texas — Houston (past-President), the Medical Device Manufacturers Association (past-Chair), Cyberonics, Inc., Topera, Inc. (acquired by Abbott) and TriVascular Technologies, Inc. (acquired by Endologix).

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

Juliet Thompson has been a director of the Company since August 22, 2017.  Ms. Thompson also assumed the role of chair of the Company’s audit committee. Ms. Thompson has spent approximately 20 years working as an investment banker and strategic advisor to healthcare companies in Europe.  She has a strong track record of advising companies on corporate strategy across numerous transactions.

Since March 2015, Ms. Thompson has served on the board of Nexstim Limited, a medical technology company listed on Nasdaq First North Finland and Sweden. Prior to that, Ms. Thompson led the European healthcare practice at Stifel Financial Corp., a diversified financial services holding company, serving as a partner from October 2013 to April 2015. In 2003, Ms. Thompson co-founded Code Securities, a healthcare investment banking firm that was purchased by Nomura and renamed Nomura Code Securities Limited (“Nomura Code”) in 2005, and served as Head of Corporate Finance and as a member of the board of Nomura Code until 2013. She is also currently a non-executive director of Vectura PLC, a company listed on the London Stock Exchange plc, and Novacyt S.A., a French-based company whose shares are admitted to trade on AIM, Ms. Thompson is a member of the Institute of Chartered Accountants in England and Wales (ACA) and holds a BSc degree in Economics from the University of Bristol.  Her experience also includes roles at WestLB Panmure, ICI PLC, Deloitte and Touche and HM Treasury.

Oern R. Stuge, M.D. has served as a director of the Company since his appointment in January 2017. Dr. Stuge’s extensive experience in domestic and international sales, management and operations in a global medical device manufacturer makes him qualified to serve on our board of directors.

Dr. Stuge has served as an executive in various medical device, health care and life sciences companies over the last thirty years. Since January 2011, Dr. Stuge has been Chairman of Orsco Lifesciences AG, a management firm that specializes in medical technology through which he supports several companies. Prior to that, Dr. Stuge served in various positions, including as Senior Vice-President, at Medtronic Inc., from May 1998 to December 2009. Dr. Stuge is currently Chairman of Mainstay Medical Limited, a Euronext Paris-listed and Irish Stock Exchange-listed medical devices company and Luminas Limited, formerly a NASDAQ-listed medical company. Dr. Stuge also serves on the board of several private companies including Balt Extrusion SAS, Vision Ophthalmology Group Gmbh, Pulmonx International SA, and

Phagenesis Limited. Furthermore, until December 2016, Dr. Stuge served on the board of Bonesupport AB, a private medical technology company.

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

Overview

Our securities are listed for quotation in the form of CHESS Depositary Interests, or CDIs, on the ASX and trade under the symbol “GID.” Each share of our Common Stock is equivalent to fifty CDIs. The shareholder information below was applicable as at March 15, 2018.

Our share capital was as follows:

Type of Security	Number of Securities	Equivalent in CDIs
Common Stock	97,809	4,890,450
CDIs	611,764,599	611,764,599
Total		616,655,049

Options[1]	868,476	43,423,800
Restricted stock units[1]	392,659	19,632,950
Warrants	28,532	1,426,600
Total		681,138,399

1.	As of March 15, 2018, an additional 1,668,219 shares of Common Stock were available for grant under our 2011 Employee, Director and Consultant Equity Incentive Plan.

Substantial Holders

The number of CDIs held by our substantial shareholders (being shareholders who, together with their associates, have a relevant interest in at least 5% of our voting shares) assuming the conversion of Common Stock held by those shareholders into CDIs and based on the information in the substantial holder notices we received as of March 15, 2018, was as follows:

Name of Holder	Number of CDIs Held	% of Total CDIs
Crystal Amber Fund Limited	292,756,452	47.47%
Medtronic, Inc.	39,115,442	6.34%
Advanced Technology Ventures and Affiliated Entities	33,172,769	5.38%

Distribution of Equity Security Holders

There was a total of 12,333,101 shares of Common Stock on issue, 12,235,292 of which were held as CDIs (being 611,764,599 CDIs in total). The table below presents the number of shares of Common Stock and the number of CDIs on issue, as well as the number of options, restricted stock units and warrants on issue by size of holding as of March 15, 2018:

	Common Stock (unlisted)		CDIs		Options (unlisted)		Restricted Stock Units (unlisted)		Warrants (unlisted)
	Number	Number	Number	Number	Number	Number	Number	Number	Number	Number
	of	of	of	of	of	of	of	of	of	of
	Holders	Shares	Holders	Shares	Holders	Shares	Holders	Shares	Holders	Shares
1 – 1,000	—	—	123	42,306	1	196	—	—	—	—
1,001 – 5,000	1	28	243	670,577	3	11,920	—	—	—	—
5,001 – 10,000	1	105	134	1,132,448	8	205,050	—	—	—	—
10,001 – 100,000	9	8,526	285	10,798,641	2	613,241	—	—	1	28,532
100,001 – and over	8	89,150	124	599,120,627	5	38,069	2	392,659	—	—
Total	19	97,809	909	611,764,599	19	868,476	2	392,659	1	28,532

Unmarketable Parcels

As of March 15, 2018, the number of shareholders holding less than a marketable parcel (for the purposes of the ASX Listing Rules) was 552, based on the closing market price as of March 15, 2018.

Top 20 Holders

Holders of CDIs Only

The table below provides a list of the top 20 holders of our CDIs. Related but separate legal entities are not aggregated.

No.	Name of Holder	Number of CDIs Held	% of Total CDIs
1	J P MORGAN NOMINEES AUSTRALIA LIMITED	308,494,692	50.43%
2	CITICORP NOMINEES PTY LIMITED	52,847,610	8.64%
3	MEDTRONIC INC	39,115,442	6.39%
4	DR PAUL COZZI	28,232,072	4.61%
5	ADVANCED TECHNOLOGY VENTURES VII LP	27,048,390	4.42%
6	RICHARD CASHIN	25,545,263	4.18%
7	POLARIS VENTURE PARTNERS IV LP	17,198,468	2.81%
8	MOORE FAMILY NOMINEE PTY LTD	11,487,560	1.88%
9	HSBC CUSTODY NOMINEES (AUSTRALIA) LIMITED	8,999,472	1.47%
10	HSBC CUSTODY NOMINEES (AUSTRALIA) LIMITED-GSCO ECA	5,185,659	0.85%
11	ADVANCED TECHNOLOGY VENTURES VI LP	4,517,209	0.74%
12	BURLEIGH HEADS HOLDINGS PTY LTD	4,000,000	0.65%
13	MERRILL LYNCH (AUSTRALIA) NOMINEES PTY LIMITED	3,671,825	0.60%
14	LGL TRUSTEES LIMITED	3,437,363	0.56%
15	TIMOTHY J BARBERICH	3,053,705	0.50%
16	BNP PARIBAS NOMS PTY LTD	2,866,262	0.47%
17	WARMAN INVESTMENTS PTY LTD	2,698,300	0.44%
18	MR JAMES HOCHROTH & MRS YVONNE HOCHROTH	2,681,800	0.44%
19	NAUDE SUPER PTY LTD	2,631,800	0.43%
20	MR MARK HERDMAN & MRS HEATHER FLETCHER HERDMAN	2,581,800	0.42%
Total CDIs held by top 20 CDI holders		556,294,692	90.93%
Total CDIs held by all other CDI holders		55,469,907	9.07%
	TOTAL	611,764,599

Holders of CDIs and Common Stock Combined

The table below provides a list of the top 20 holders of our securities taking into account securities held in the form of both Common Stock and CDIs. Information presented below is prepared on the assumption that all shares of Common Stock on issue are held as CDIs. Related but separate legal entities are not aggregated.

Details of Shareholders if all shares of Common Stock on issue are held as CDIs

No.	Name of Holder	Number of CDIs Held	% of Total CDIs
1	J P MORGAN NOMINEES AUSTRALIA LIMITED	308,494,692	50.03%
2	CITICORP NOMINEES PTY LIMITED	52,847,610	8.57%
3	MEDTRONIC INC	39,115,442	6.34%
4	DR PAUL COZZI	28,232,072	4.58%
5	ADVANCED TECHNOLOGY VENTURES VII LP	27,048,390	4.39%
6	RICHARD CASHIN	25,545,263	4.14%
7	POLARIS VENTURE PARTNERS IV LP	17,198,468	2.79%
8	MOORE FAMILY NOMINEE PTY LTD	11,487,560	1.86%
9	HSBC CUSTODY NOMINEES (AUSTRALIA) LIMITED	8,999,472	1.46%
10	HSBC CUSTODY NOMINEES (AUSTRALIA) LIMITED-GSCO ECA	5,185,659	0.84%
11	ADVANCED TECHNOLOGY VENTURES VI LP	4,517,209	0.73%
12	BURLEIGH HEADS HOLDINGS PTY LTD	4,000,000	0.65%
13	MERRILL LYNCH (AUSTRALIA) NOMINEES PTY LIMITED	3,671,825	0.60%
14	LGL TRUSTEES LIMITED	3,437,363	0.56%
15	TIMOTHY J BARBERICH	3,103,705	0.50%
16	BNP PARIBAS NOMS PTY LTD	2,866,262	0.46%
17	WARMAN INVESTMENTS PTY LTD	2,698,300	0.44%
18	MR JAMES HOCHROTH & MRS YVONNE HOCHROTH	2,681,800	0.43%
19	NAUDE SUPER PTY LTD	2,631,800	0.43%
20	MR MARK HERDMAN & MRS HEATHER FLETCHER HERDMAN	2,581,800	0.42%
Total securities held by top 20 securities holders		556,344,692	90.22%
Total securities held by all other securities holders		60,310,357	9.78%
		616,655,049

Options (not listed on ASX)

There were 868,476 options on issue to purchase shares of Common Stock under the 2011 Employee, Director and Consultant Equity Incentive Plan and the 2003 Omnibus Stock Plan with varying exercise prices. These options are held by 19 individuals.

Restricted Stock Units (not listed on ASX)

There were 392,659 restricted stock units on issue for 392,659 shares of Common Stock under the 2011 Employee, Director and Consultant Equity Incentive Plan. These restricted stock units are held by 2 individuals.

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
e)

We have used the cash (and assets in a form readily convertible to cash) that we had at the time of admission to the ASX in a manner consistent with our stated business objectives (as described in the Australian prospectus lodged with the Australian Securities and Investments Commission with respect to our IPO) from the time of our admission to the ASX through to December 31, 2017.

f)	The securities of GI Dynamics, Inc. are not quoted on any exchange other than the ASX.
g)	The name of our Secretary is Houry Youssoufian.
h)	The address and telephone number of our principal registered office in Australia is:

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

The Board confirms that the Company’s corporate governance framework is generally consistent with the ASX Corporate Governance Council’s “Corporate Governance Principles and Recommendations 3rd Edition” (“ASX Governance Recommendations”), other than as set out below. To this end, the Company provides below a review of its corporate governance framework using the same numbering as adopted for the principles as set out in the ASX Governance Recommendations.

This corporate governance statement relates to the financial year ended December 31, 2017, and has been approved by the Board.

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

The nominating and corporate governance committee of the Company is responsible for reviewing, with the Board from time to time, the appropriate skills and characteristics required of Board members in the context of the current make-up of the Board and the Company’s business needs. When considering Board appointments, the committee ensures that appropriate checks are undertaken on the candidate’s character, education, qualifications, criminal record and bankruptcy history and that sufficient information is provided to security holders when a candidate is standing for election or re-election as a director to enable them to make an informed decision on whether or not to elect or re-elect the candidate. Information regarding the directors who were re-appointed at the Company’s 2017 annual general meeting was provided in the notice of meeting disclosed to the ASX and shareholders on May 3, 2017.

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

Recommendation 1.4 - The company secretary of a listed entity should be accountable directly to the board, through the chair, on all matters to do with the proper functioning of the board:

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

The Board continued to evaluate the gender diversity of the Company’s employees, its senior executives, and the Board during 2017. During 2017, the Board, in considering measurable objectives to set for achieving gender diversity, concluded that, because of the current stage of the Company’s development and the ongoing restructuring efforts, the Company should continue to recruit employees from a diverse pool of talented candidates without regard to gender while continuing to focus on the necessary skills and experience required to achieve the Company’s performance objectives. As a result, the Company did not set measurable objectives for achieving gender diversity in 2017 but used 2015 data as a baseline to measure gender diversity among its employees, senior executives and Board for 2017.

At December 31, 2017, the proportion of women in the Company as a percentage of its total employees increased from to 40% (6 out of 15 in 2016) to 54% (7 out of 13) based on data maintained by the Company’s human resources organization. In senior executive positions (vice president and above), the proportion of women remained the same 0% (none out of 4 in 2016 and none out of 2 in 2017). The proportion of women on the Board increased from 17% (1 out of 6 in 2016) to 25% (1 out of 4 in 2017).

Recommendation 1.6 – A listed entity should:

a)	have and disclose a process for periodically evaluating the performance of the board, its committees and individual directors; and
b)	disclose, in relation to each reporting period, whether a performance evaluation was undertaken in the reporting period in accordance with that process.

In accordance with the Company’s agreed evaluation process, during the reporting period ended December 31, 2017, the Board and each committee performed a self-evaluation. Each director provided their assessments of the effectiveness of the Board and the committees on which they serve to the nominating and corporate governance committee. The individual assessments were summarized by the nominating and corporate governance committee and reported for discussion to the full Board and the committees. The nominating and corporate governance committee completed its assessment of the Board’s compliance with the principles set forth in the Board Charter and did not identify any areas in which the Board or committees needed to improve performance and has reviewed and approved disclosures relating to any departures from the ASX Governance Recommendations. During the reporting period ended December 31, 2017, the nominating and corporate governance committee also evaluated individual directors in accordance with the criteria set by the nominating and corporate governance committee and the Board from time to time. Based on such assessments, the nominating and corporate governance committee has determined that the Board, its committees and each director were effective.

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

In the second half of 2018, a performance evaluation of the Company’s executive officers for the year ended December 31, 2017 will be undertaken. Following each performance evaluation, the Company’s compensation committee will review and approve changes to the compensation of the Company’s executive officers based on the individual levels of achievement against pre-established performance objectives.

Further information regarding executive compensation for the year ended December 31, 2017, as required by Item 11 of this Annual Report on Form 10-K, is incorporated by reference to the applicable information in our proxy statement for our 2018 Annual Meeting of Stockholders, to be filed with the SEC and the ASX within 120 days of December 31, 2017. Such information is incorporated herein by reference.

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

As of December 31, 2017, the members of the nominating and corporate governance committee were Daniel Moore and Dr. Oern Stuge (Chair).  Mr. Moore and Dr. Stuge are considered independent directors for ASX, NASDAQ and SEC purposes and a copy of the Nominating and Corporate Governance Committee Charter is available on the corporate governance section of the Company’s website. During 2017, prior to their resignation from the Board, Mr. Meyer and Ms. Keating, on January 4, 2017 and November 24, 2017, respectively, were also members of the nominating and corporate governance committee.  The nominating and corporate governance committee met twice during 2017.

At December 31, 2017, there were only two directors appointed as members of the nominating and corporate governance committee (instead of the recommended three members), which was a decision made by the Board in order to properly utilize the resources of the four members of the Board across all of the various committees. As a result of only having two members, the Company was not fully compliant with recommendation 2.1 for the entire 2017 reporting period. The Board of Directors will periodically assess the effectiveness of this committee, including the size and the experience of the members appointed, with a view to ensuring that the committee’s performance accords with the best possible practice in the context of the overall Board size and structure.

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

The composition and tenure of the Board as of December 31, 2017, as well as each member’s independence status during 2017, was as follows:

Committees
Nominating
and
Corporate
Director	Director Position	Tenure[1]	Independent	Audit	Compensation	Governance
Daniel J. Moore	Non-executive Chairman	3.3 years	Yes			X
Timothy J. Barberich	Non-executive Director	6.6 years	Yes	X	Chair
Dr. Oern Stuge[2]	Non-executive Director	1.0 years	Yes		X	Chair
Juliet Thompson[3]	Non-executive Director	0.3 years	Yes	Chair
Jack E. Meyer[2]	Non-executive Director	13.5 years	Yes			X
Graham J. Bradley, AM5	Non-executive Director	6.5 years	Yes	Chair
Michael A. Carusi[4,6]	Non-executive Director	14.2 years	No		X	X
Anne J. Keating[5]	Non-executive Director	6.5 years	Yes	X	X	Chair

1.	Calculated as of December 31, 2017.
2.	Effective January 4, 2017, Mr. Meyer resigned from the Board and Dr. Stuge joined. Dr. Stuge was appointed to the nominating and corporate governance committee on January 12, 2017.
3.	Ms. Thompson joined the Board on August 22, 2017.
4.	Effective June 2, 2017 Mr. Carusi resigned from the Board
5.	Effective November 24, 2017 Ms. Keating and Mr. Bradley resigned from the Board
6.	Independent director under the rules of NASDAQ and the SEC but not considered independent under ASX Rules.

The number of directors’ meetings (including meetings of committees) and number of meetings attended by each of the directors during the reporting period are as follows

			Committee Meetings
					Nominating and		Compensation
	Directors’ Meetings		Audit Committee		Corporate Governance		Committee
Director	A	B	A	B	A	B	A	B
Jack E. Meyer	—	—	—	—	—	—	—	—
Timothy J. Barberich	5	6	3	4	—	—	1	1
Graham J. Bradley, AM	4	5	4	4	—	—	—	—
Michael A. Carusi	3	3	—	—	1	1	1	1
Anne J. Keating	4	5	3	4	2	2	1	1
Daniel J. Moore	6	6	—	—	—	—	—	—
Dr. Oern Stuge	5	6	—	—	1	1	—	1
Juliet Thompson	2	2	1	1	—	—	—	—

1 – Calculated as of December 31, 2017

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

The Board has established an audit committee to oversee the management of the Company’s financial and internal risks and reporting.  As of December 31, 2017, the members of the audit committee were Juliet Thompson (Chair) and Timothy Barberich, both independent, non-executive directors. The audit committee is chaired by Juliet Thompson who is an independent director and not chair of the Board.  During 2017, prior to their resignation from the Board, on November 24, 2017, Mr. Bradley and Ms. Keating were also members of the Audit Committee.  At December 31, 2017, in order to fully utilize resources of the four members of the Board of Directors, each Director was assigned to one or two committees.

The audit committee met four times during 2017 with Mr. Bradley attending on all four occasions, Ms. Keating and Mr. Barberich attending on three occasions, and Ms. Thompson attending on one occasion.

At December 31, 2017, there were only two directors appointed as members of the audit committee (instead of the recommended three members), which was a decision made by the Board in order to properly utilize the resources of the four members of the Board across all of the various committees. As a result of only having two members, the Company was not fully compliant with recommendation 4.1 for the entire 2017 reporting period. The Board of Directors will periodically assess the effectiveness of this committee, including the size and the experience of the members appointed, with a view to ensuring that the committee’s performance accords with the best possible practice in the context of the overall Board size and structure.

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

In its Audit Committee Charter, the Company has disclosed its policy for the selection and appointment of the Company’s independent auditor and for the rotation of the lead audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit every five years. The audit committee will regularly report to the Board about committee activities, issues and related recommendations.

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

As the Company prepares and files its financial statements under United States accounting practices and laws, management is required to provide representations to the Board on a wide range of issues, including the effectiveness of the Company’s disclosure controls and procedures as well as the design and operation of internal control over financial reporting. However, as the Company is incorporated in the State of Delaware, United States, it is not required to provide a declaration under section 295A of the Corporations Act. To this end, shareholders’ attention is drawn to Item 9A of this Annual Report on Form 10-K and the certifications provided by the principal executive officer and the principal financial officer at the end of the Annual Report on Form 10-K. As stated above, Item 9A discloses information regarding the Company’s controls and procedures and management’s evaluation of the effectiveness of its internal control over financial reporting. During the year ended December 31, 2017, there were no exceptions contained in the certifications.

Recommendation 4.3 – A listed entity that has an annual general meeting should ensure that its external auditor attends its AGM and is available to answer questions from security holders relevant to the audit.

The Company’s policy is to ensure its external auditor attends the annual general meeting of shareholders, in person, to have an opportunity to make a statement, if desired, and to respond to appropriate questions from security holders regarding the audit. The Company’s auditor for the years ended December 31, 2017 and December 31, 2016 was Moody, Famiglietti & Andronico, LLP (“MFA”).  MFA attended the annual general meeting in respect of the financial year ended December 31, 2016.

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

As of December 31, 2017, the members of the compensation committee were Timothy J. Barberich (Chair) and Dr. Oern Stuge. During 2017, prior to their resignation from the Board, Mr. Carusi and Ms. Keating, on June 2, 2017 and November 24, 2017, respectively, were also members of the compensation committee

At December 31, 2017, there were only two directors appointed as members of the compensation committee (instead of the recommended three members), which was a decision made by the Board in order to properly utilize the resources of the four members of the Board across all of the various committees. As a result of only having two members, the Company was not fully compliant with recommendation 8.1 for the entire 2017 reporting period. The Board of Directors will periodically assess the effectiveness of this committee, including the size and the experience of the members appointed, with a view to ensuring that the committee’s performance accords with the best possible practice in the context of the overall Board size and structure.

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

The Company has adopted a non-executive director compensation policy pursuant to which non-executive directors are compensated for their services to the Board including annual cash fees for serving as a member or the chair of the Board and for serving as a member or the chair of the Board committees. In addition, the policy provides that our non-executive directors may receive grants of a fixed number of options upon their joining the Board and annual grants (which commenced in 2014) of a fixed number of options and restricted stock units, in each case subject to the terms of the non-executive director compensation policy as well as the approval of shareholders. Juliet Thompson was granted 30,000 non-qualified stock options on August 22, 2017, pending approval at the Company’s May 2018 annual general meeting.

The Company has adopted a separate executive compensation program that consists of base salary, equity-based incentives, performance-based cash bonuses, severance benefits, and other customary benefits such as health insurance on the same basis as provided to all other employees. None of the Company’s non-executive directors are entitled to any retirement benefits.

Further information regarding the compensation committee, as required by Item 10 of this Annual Report on Form 10-K, is incorporated by reference to the applicable information in our proxy statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC and ASX.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the applicable information in our proxy statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC and ASX.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information relating to security ownership of certain beneficial owners of our Common Stock and information relating to the security ownership of our management required by this Item 12 is incorporated by reference to the applicable information in our proxy statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC and ASX.

The table below sets forth information with regard to shares authorized for issuance under our equity compensation plans as of December 31, 2017. As of December 31, 2017, we had two active equity compensation plans, each of which was approved by our stockholders:

•	Our 2003 Omnibus Stock Plan; and
•	Our 2011 Employee, Director and Consultant Equity Incentive Plan.

	Number of shares to be issued	Weighted-average	Number of shares remaining
	upon exercise of outstanding	exercise price of	available for future issuance
	options or vesting of	outstanding	under equity compensation
Plan Category	restricted stock units	options	plans[1]
Equity compensation plans approved by security holders	1,384,880	9.77	1,181,920
Equity compensation plans not approved by security holders	—		—
Total	1,384,880	9.77	1,181,920

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

3.1.2

Certificate of Amendment to the Restated Certificate of Incorporation of GI Dynamics, Inc. incorporated by reference to Exhibit 3.1 of GI Dynamics, Inc.’s Current Report on Form 8-K, filed with the SEC on April 9, 2015

3.1.3

Certificate of Amendment to the Restated Certificate of Incorporation of GI Dynamics, Inc. incorporated by reference to Exhibit 3.1.3 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2017

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

10.1†	2011 Employee, Director and Consultant Equity Incentive Plan incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Annual Report on Form 10-K, filed with the SEC on March 30, 2015

10.2†	2003 Omnibus Stock Plan incorporated by reference to Exhibit 10.2 of GI Dynamics, Inc.’s registration statement on Form 10, filed with the SEC on April 30, 2014

10.3	Form of Indemnification Agreement incorporated by reference to Exhibit 10.4 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2014

10.4

Sublease Agreement, dated May 23, 2013, between GI Dynamics, Inc. and Cambridge Technology, Inc. incorporated by reference to Exhibit 10.8 of GI Dynamics, Inc.’s registration statement on Form 10, filed with the SEC on April 30, 2014

10.5

Technology Transfer Agreement, dated May 27, 2003, between GI Dynamics, Inc. and Seedling Enterprises, LLC incorporated by reference to Exhibit 10.9 of GI Dynamics, Inc.’s registration statement on Form 10, filed with the SEC on June 13, 2014

10.6†	Non-Employee Director Compensation Policy incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Current Report on Form 8-K, filed with the SEC on September 12, 2014

10.7†

Separation Agreement, dated January 21, 2015 between GI Dynamics, Inc. and Robert W. Crane incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Current Report on Form 8-K, filed with the SEC on January 29, 2015

10.8†

Letter of Employment, dated March 23, 2016, between GI Dynamics, Inc. and Scott Schorer incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Current Report on Form 8-K, filed with the SEC on March 24, 2016

10.9†

Letter of Employment, dated May 9, 2016, between GI Dynamics, Inc. and Brian Callahan incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2016

10.10

Lease Agreement, dated June 1, 2016, between GI Dynamics, Inc. and E F and C, LLC incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2016

10.11

Note Purchase Agreement, dated June 15, 2017, by and between GI Dynamics, Inc. and Crystal Amber Fund Limited, as purchaser, incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2017

Exhibit No:	Description

10.12

Senior Secured Convertible Promissory Note, dated June 15, 2017, by and between GI Dynamics, Inc., as payor, and Crystal Amber Fund Limited, as holder, incorporated by reference to Exhibit 10.2 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2017

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

GI Dynamics, Inc.
Date: March 28, 2018	By:	/s/ SCOTT W. SCHORER
	Name:	Scott W. Schorer
	Title:	President, Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SCOTT W. SCHORER Scott W. Schorer	President, Chief Executive Officer (Principal Executive Officer)	March 28, 2018

/s/ HOURY YOUSSOUFIAN Houry Youssoufian	VP of Finance and Accounting, Secretary (Principal Financial and Accounting Officer)	March 28, 2018

/s/ DANIEL J. MOORE Daniel J. Moore	Chairman and Director	March 28, 2018

/s/ TIMOTHY J. BARBERICH Timothy J. Barberich	Director	March 28, 2018

/s/ OERN STUGE, MD Oern Stuge, MD	Director	March 28, 2018

/s/ JULIET THOMPSON Juliet Thompson	Director	March 28, 2018

GI Dynamics, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

GI Dynamics, Inc.

Boston, MA

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of GI Dynamics, Inc. and Subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred operating losses since inception and at December 31, 2017, has an accumulated deficit and working capital deficiency. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moody, Famiglietti & Andronico, LLP We have served as the Company’s auditor since 2016.

Tewksbury, Massachusetts

March 28, 2018

GI Dynamics, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$3,034	$8,293
Restricted cash	30	30
Accounts receivable, net	40	30
Inventory, net	—	213
Prepaid expenses and other current assets	265	483
Total current assets	3,369	9,049
Property and equipment, net	97	149
Total assets	$3,466	$9,198
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,191	$1,006
Accrued expenses	1,021	1,160
Deferred revenue	11	11
Short term debt to related party, net of debt issuance costs	4,929	—
Short term note payable	—	214
Total current liabilities	7,152	2,391
Warrants liability	29	17
Total liabilities	7,181	2,408
Commitments (Note 12)
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value – 500,000 shares authorized; no shares issued and outstanding at December 31, 2017 and 2016	—	—
Common stock, $0.01 par value – 50,000,000 and 13,000,000 shares authorized at December 31, 2017 and December 31, 2016, respectively; 11,157,489 and 10,907,857 shares issued and outstanding at December 31, 2017 and 2016, respectively	112	109
Class B common stock, $0.01 par value – zero and 1,000,000 shares authorized at December 31, 2017 and December 31, 2016; no shares issued and outstanding at December 31, 2017 and 2016	—	—
Additional paid-in capital	255,294	254,884
Accumulated deficit	(259,121)	(248,203)
Total stockholders’ equity (deficit)	(3,715)	6,790
Total liabilities and stockholders’ equity (deficit)	$3,466	$9,198

The accompanying notes are an integral part of these consolidated financial statements.

GI Dynamics, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2017	2016
Revenue	$53	$545
Cost of revenue	265	1,291
Gross loss	(212)	(746)

Operating expenses:
Research and development	3,597	3,928
Sales and marketing	1,821	2,194
General and administrative	5,074	6,250
Total operating expenses	10,492	12,372
Loss from operations	(10,704)	(13,118)

Other income (expense):
Interest income	33	42
Interest expense	(183)	—
Foreign exchange loss	(10)	10
Re-measurement of warrant liability	(12)	(17)
Other income (expense), net	(172)	35
Loss before income tax expense	(10,876)	(13,083)
Income tax expense	14	33
Net loss	$(10,890)	$(13,116)

Basic and diluted net loss per common share	(0.98)	(1.37)
Weighted-average number of common shares used in basic and diluted net loss per common share	11,157,489	9,555,246
Comprehensive loss	$(10,890)	$(13,116)

The accompanying notes are an integral part of these consolidated financial statements.

GI Dynamics, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

	Common Stock		Additional		Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders' Equity (deficit)
Balance at December 31, 2015	9,505,389	95	253,250	(235,087)	18,258
Issuance of common stock upon exercise of stock options and vesting of restricted stock	5,000	—	—	—	—
Issuance of common stock upon vesting of shares subject to repurchase	168	—	3	—	3
Issuance of shares upon private placement, net of issuance costs of approximately $0.1 million	1,397,300	14	964	—	978
Stock-based compensation expense	—	—	667	—	667
Net loss	—	—	—	(13,116)	(13,116)
Balance at December 31, 2016	10,907,857	109	254,884	(248,203)	6,790
Issuance of shares upon private placement	249,632	3	195	—	198
Stock-based compensation expense related to accounting change with respect to forfeiture rate	—	—	28	(28)	—
Stock-based compensation expense	—	—	187	—	187
Net loss	—	—	—	(10,890)	(10,890)
Balance at December 31, 2017	11,157,489	112	255,294	(259,121)	(3,715)

The accompanying notes are an integral part of these consolidated financial statements.

GI Dynamics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2017	2016
Operating activities:
Net loss	$(10,890)	$(13,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57	190
Stock-based compensation expense	187	667
Amortization of debt issuance costs	44	—
Re-measurement of warrant liability	12	17
Change in inventory reserve	(76)	(77)
Impairment and abandonment of fixed assets	—	145
Loss on sale of property and equipment	—	7
Changes in operating assets and liabilities:
Accounts receivable	(10)	10
Prepaid expenses and other current assets	218	243
Inventory	289	889
Accounts payable	185	571
Accrued expenses	(139)	(1,908)
Net cash used in operating activities	(10,123)	(12,362)

Investing activities
Purchases of property and equipment	(5)	(94)
Proceeds from sale of property and equipment	—	3
Change in restricted cash	—	(30)
Net cash used in investing activities	(5)	(121)

Financing activities
Proceeds from issuance of common stock	198	978
Proceeds from short-term debt-related party	5,000	—
Proceeds from borrowings	—	305
Debt issuance costs	(115)	—
Payments on capital leases	—	(2)
Payments on borrowings	(214)	(95)
Net cash provided by financing activities	4,869	1,186
Net decrease in cash and cash equivalents	(5,259)	(11,297)
Cash and cash equivalents at beginning of year	8,293	19,590
Cash and cash equivalents at end of year	$3,034	$8,293
Supplemental cash flow disclosures
Income taxes paid	$31	$73
Effect on retained earnings of adopting ASU No. 2016-09 in 2017	$28	$—
Issuance of common stock upon vesting of shares subject to repurchase	$—	$3

The accompanying notes are an integral part of these consolidated financial statements.

GI Dynamics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Business

GI Dynamics, Inc. (the “Company”) was incorporated on March 24, 2003, as a Delaware corporation, with operations based in Boston, Massachusetts.

GI Dynamics is a clinical stage medical device company focused on the development and commercialization of EndoBarrier, a medical device indicated for treatment of patients with type 2 diabetes and obesity or obesity alone.

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

EndoBarrier® is intended for the treatment of type 2 diabetes and obesity in a minimally invasive and reversible manner.

The current treatment paradigm for type 2 diabetes is pharmacological, whereby treating clinicians prescribe a treatment regimen of 1–4 concurrent medications that could include insulin for patients with higher levels of blood sugar. Insulin carries a significant risk of increased mortality and directly contributes to weight gain, which in turn leads to higher levels of insulin resistance and diabetes. In other words, the primary drug used to treat severe type 2 diabetes raises risk significantly and increases the downstream progression of the disease by increasing obesity. Fewer than 50% of patients treated pharmacologically for type 2 diabetes are adequately managed, meaning that medication does not halt the progressive nature of diabetes.

The current pharmacological treatment algorithms for type 2 diabetes fall short of ideal, creating a large and unfilled treatment gap.

Our vision is to make EndoBarrier the essential nonpharmacological and nonsurgical treatment for patients with type 2 diabetes and obesity. We intend to achieve this vision by providing a safe and effective device, focusing on patient safety, supporting treating clinicians, adding to the extensive body of clinical evidence around EndoBarrier, gaining appropriate regulatory approvals, continuing to improve our products and systems, operating the company in a lean fashion, and maximizing shareholder value.

Since incorporation, the Company has devoted substantially all of its efforts to product commercialization, research and development, business planning, recruiting management and technical staff, acquiring operating assets, and raising capital. The Company currently operates in one reportable business segment.

In 2011, the Company began commercial sales of its product, the EndoBarrier, which was approved and commercially available in multiple countries outside the U.S. at the time.

In the U.S., the Company received approval from the Food and Drug Administration (“FDA”), to commence its pivotal trial of EndoBarrier (the “ENDO Trial”), which the Company began in 2013. The multi- center, randomized, double-blinded study planned to enroll 500 patients with uncontrolled type 2 diabetes and obesity at 25 sites in the U.S. The primary endpoint was improvement in diabetes control as measured by HbA1c levels. In the second half of fiscal year 2015, the Company announced its decision to stop the ENDO Trial.

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

In May 2017, the Company received notification from its notified body, SGS United Kingdom Limited (“SGS”), that the CE Mark for EndoBarrier had been suspended pending closure of non-conformances related to its quality management system required under International Organization for Standardization (“ISO”) regulations.

On November 10, 2017, the Company received notification from SGS that SGS was withdrawing the Certificate of Conformance for EndoBarrier, ending the CE Marking of EndoBarrier in Europe and select Middle East countries.

In December 2017, the Company received notification from the Medicines and Healthcare Products Regulatory Agency (“MHRA”) that all EndoBarrier delivery systems (liners) in inventory need to be returned to the Company.

From its inception in 2003 to its initial public offering (“IPO”) in 2011, the Company was financed by a series of preferred stock financings In September 2011, the Company completed its initial public offering (“IPO”) of common stock in the form of CHESS Depositary Interests (“CDIs”) in Australia. As a result of the IPO and simultaneous private placement in the U.S., the Company raised a total of approximately $72.5 million in proceeds, net of expenses and repayment of $6.0 million of the Company’s Convertible Term Promissory Notes. Additionally, in July and August 2013, the Company issued CDIs on the Australian Securities Exchange (“ASX”) through a private placement and Share Purchase Plan (“SPP”), which raised a total of approximately $52.5 million, net of expenses. In May 2014, the Company raised an additional approximately $30.8 million, net of expenses, when it sold CDIs on the ASX through a private placement.

On December 20, 2016, the Company completed a private placement issue of 69,865,000 CDIs (1,397,300 shares) at an issue price of $0.22 per CDI raising approximately $1.0 million, net of issuance costs. In January 2017, the Company completed the issue of 12,481,600 CDI’s (249,632 shares) to eligible investors under a Security Purchase Plan for approximately $0.83 per share resulting in net proceeds after issuance costs of approximately $0.2 million.

In June 2017, the Company completed a Convertible Term Promissory Note (the “Note”) financing with its largest shareholder Crystal Amber for a gross amount of $5.0 million that accrues interest at 5% per annum compounded annually. Crystal Amber is deemed a Related Party of the Company due to the size of its ownership position. The Note is due by December 31, 2018 and contains provisions for conversion during the term of the Note (See Note 11 of the Condensed Consolidated Financial Statements for a more complete description of the terms and conditions).

Going Concern Evaluation

As of December 31, 2017, the Company’s primary source of liquidity is its cash and cash equivalents balances. The Company continues to evaluate which markets are appropriate to continue pursuing reimbursement, market awareness and general market development and selling efforts, and continue to restructure its business and costs, establish new priorities, and evaluate strategic options. As a result, if the Company remains in business, it expects to incur significant operating losses for the next several years.

The Company has incurred operating losses since inception and at December 31, 2017, had an accumulated deficit of approximately $259 million and a working capital deficit of $3.78 million. GI Dynamics expects to incur significant operating losses for the next several years. At December 31, 2017, the Company had approximately $3.03 million in cash and cash equivalents.  The Company does not expect its current cash balances will be sufficient to enable it to conduct an additional clinical trial for the purpose of seeking regulatory approval from the FDA.  The Company will need to raise additional funds through any combination of collaborative arrangements, strategic alliances, and additional equity and debt financings or from other sources.

The Company does not expect its current cash balances will be sufficient to continue to fund its operations after April 2018. In addition, as previously disclosed in May 2017, the Company received notification from its notified body SGS that the CE Mark for EndoBarrier had been suspended pending closure of non-conformances related to its quality management system required under ISO 13485:2003 and 93/42/EEC. On November 10, 2017, the Company received notification from SGS that SGS was withdrawing the CE Certificate of Conformity for EndoBarrier effective November 12, 2017. Withdrawal of the CE Certificate of Conformity means that the Company cannot affix the CE Mark and sell EndoBarrier in European Union countries until another Certificate of Conformity is issued by another notified body.

The Company will need to raise additional capital in the second quarter in order to continue to pursue its current business objectives as planned and to continue to fund its operations. The Company is looking to raise additional funds through any combination of additional equity and debt financings or from other sources. However, the Company has no guaranteed source of capital that will sustain operations through the second quarter, and there can be no assurance that any such potential financing opportunities will be available on acceptable terms, if at all. If the Company is unable to raise capital when needed, it could be forced to cease operations, including discontinuing research and development activities involving obtaining regulatory approval for the commercialization of EndoBarrier. As such, if access to capital is not achieved in the near term, it will materially harm the Company’s business, financial condition and results of operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The consolidated financial statements for the year ended December 31, 2017 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

2. Summary of Significant Accounting Policies and Basis of Presentation

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of GI Dynamics, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation.

The functional currency of GID Europe Holding B.V., GID Europe B.V., GID Germany GmbH and GI Dynamics Australia Pty Ltd is the U.S. dollar. Consolidated balance sheet accounts of the Company’s subsidiaries are remeasured into U.S. dollars using the exchange rate in effect at the consolidated balance sheet date while expenses are remeasured using the average exchange rate in effect during the period. Gains and losses arising from remeasurement of the wholly owned subsidiaries’ financial statements are included in the determination of net loss.

Use of Estimates

The preparation of consolidated financial statements in accordance with generally accepted accounting principles in the U.S. requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company’s management evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, inventory valuation including reserves for excess and obsolete inventory, impairment of long-lived assets, income taxes including the valuation allowance for deferred tax assets, research and development, contingencies, valuation of warrant liabilities, estimates used to assess its ability to continue as a going concern and stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

Cash and Cash Equivalents

The Company considers all highly liquid investment instruments with an original maturity when purchased of three months or less to be cash equivalents. Investments qualifying as cash equivalents primarily consist of money market funds and have a carrying amount that approximates fair value. The amount of cash equivalents included in cash and cash equivalents was approximately $2.6 million and $6.3 million at December 31, 2017 and 2016, respectively.

At December 31, 2017 and 2016, the Company had approximately $0 and $0.1 million, respectively, of cash and cash equivalents denominated in Australian dollars that is subject to foreign currency gain and loss. At December 31, 2017 and 2016, the Company had approximately $0.3 million and $0.2 million of cash and cash equivalents denominated in euros that is subject to foreign currency gain and loss.

Inventory

The Company states inventory at the lower of first-in, first-out cost or net realizable value. The Company records a provision for excess, expired, and obsolete inventory based primarily on estimates of forecasted revenues. A significant change in the timing or level of demand for products as compared to forecasted amounts may result in recording additional provisions for excess, expired, and obsolete inventory in the future. When capitalizing inventory, the Company considers factors such as status of regulatory approval, alternative use of inventory, and anticipated commercial use of the product. At December 31, 2017 and 2016, the Company had an approximate net inventory balance of $0 and $213 thousand, respectively.

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

Revenue Recognition

The Company has generated all of its revenue from sales of its EndoBarrier to health care providers and third- party distributors who resell the product to health care providers.

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

In certain circumstances the Company allows customers to return defective or nonconforming products for credit or replacement products. Defective or nonconforming products typically include those products that resulted in an unsuccessful implant procedure. The Company considers these transactions to be product returns and bases its estimate for sales returns upon historical trends and records the amount as a reduction to revenue upon the initial sale of the product.  Prospectively, the Company will evaluate whether it has sufficient data to determine return estimates as it enters new markets.

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

At December 31, 2017 and 2016, the Company had deferred revenue of approximately $11 thousand.

At December 31, 2017, following the notification by MHRA, the Company calculated an estimate for returns, reversed its revenue and recorded an accrued expense estimate of $202 thousand of product return related costs.

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

Patent Costs

The Company expenses as incurred all costs, including legal expenses, associated with obtaining patents until the patented technology becomes feasible. All costs incurred after the patented technology is feasible will be capitalized as an intangible asset. As of December 31, 2017, no such costs had been capitalized since inception of the Company. The Company has expensed approximately $0.4 million of patent costs within general and administrative expenses in the consolidated statements of operations and comprehensive loss for each year ended December 31, 2017 and 2016.

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

For awards that vest based on service conditions, the Company uses the straight-line method to allocate compensation expense to reporting periods. The grant date fair value of options granted is calculated using the Black-

Scholes option pricing model, which requires the use of subjective assumptions including volatility, expected term and the fair value of the underlying common stock, among others.

The Company periodically issues performance-based awards. For these awards, vesting will occur upon the achievement of certain milestones. When achievement of the milestone is deemed probable, the Company expenses the compensation of the respective awards over the implicit service period.

Stock awards to non-employees are accounted for in accordance with ASC 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). The measurement date for non-employee awards is generally the date performance of services required from the non-employee is complete. For non-employee awards that vest based on service conditions, the Company expenses the value of the awards over the related service period, provided they expect the service condition to be met. The Company records the expense of services rendered by non- employees based on the estimated fair value of the stock option using the Black-Scholes option pricing model over the contractual term of the non-employee. The fair value of unvested non-employee awards are remeasured at each reporting period and expensed over the vesting term of the underlying stock options on a straight-line basis. The Company adopted ASU No. 2016-09 Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting during the year ended December 31, 2017, the Company adjusted its accumulated deficit related to the accounting policy election to recognize the impact of share-based award forfeitures only as they occur rather than by applying an estimated forfeiture rate as previously required. ASU No. 2016-09 requires that this change be applied using a modified-retrospective transition method by means of a cumulative-effect adjustment to accumulated deficit as of the beginning of the fiscal year in which the guidance is adopted. As a result of this adoption, the Company recorded a decrease to accumulated deficit of approximately $28 thousand with an offset to Additional Paid in Capital.

The stock-based compensation plans provide that grantees may have the right to exercise an option prior to vesting. Shares purchased upon the exercise of unvested options will be subject to the same vesting schedule as the underlying options and are subject to repurchase at the original exercise price by the Company should the grantee discontinue providing services to the Company for any reason, prior to becoming fully vested in such shares.

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

As of December 31, 2017, and 2016, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible. As a result, no related reserves have been established.

Subsequent Events

The Company evaluates events occurring after the date of its consolidated balance sheet for potential recognition or disclosure in its consolidated financial statements. There have been subsequent events that occurred through the date the Company issued its consolidated financial statements that require disclosure in or adjustment to its consolidated financial statements.

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB approved a one-year deferral of the effective date of this standard to annual reporting periods, and interim reporting periods within those years, beginning after December 15, 2017. Early adoption is permitted to the original effective date of December 15, 2016, including interim reporting periods within those years. The Company is currently evaluating the potential impact of ASU 2014-09 and expect it to have no material impact on its consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015- 11”). ASU 2015-11, which simplifies the measurement of inventories valued under most methods, including the Company’s inventories valued under FIFO — the first-in, first-out cost method. Inventories valued under LIFO — the last-in, first-out method — are excluded. Under this new guidance, inventories valued under these methods would be valued at the lower of cost and net realizable value, with net realizable value defined as the estimated selling price less reasonable costs to sell the inventory. This guidance is effective for annual reporting beginning after December 15, 2016, including interim periods within the year of adoption, with early application permitted. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 will simplify the income tax consequences, accounting for forfeitures and classification on the statements of consolidated cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. The Company elected to adopt ASU 2016-09 in the first quarter of 2017 retrospectively to January 1, 2017. As a result of adopting ASU No. 2016-09 during the year ended December 31, 2017, the Company adjusted its accumulated deficit related to the accounting policy election to recognize the impact of share-based award forfeitures only as they occur rather than by applying an estimated forfeiture rate as previously required. ASU No. 2016-09 requires that this change be applied using a modified-retrospective transition method by means of a cumulative-effect adjustment to accumulated deficit as of the beginning of the fiscal year in which the guidance is adopted. As a result of this adoption, the Company recorded a decrease to accumulated deficit of approximately $28,000.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), or ASU 2016-15. The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under FASB Accounting Standards Codification 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. We are currently evaluating the impact of ASU No. 2016-15 and expect it to have limited impact on our consolidated financial statements for period ending March 31, 2018.

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

3. Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Potential common stock equivalents are determined using the treasury stock method. For diluted net loss per share purposes, the Company excludes stock options and other stock-based awards, including shares issued as a result of option exercises but which are subject to repurchase by the Company, whose effect would be anti-dilutive from the calculation. During each of the years ended December 31, 2017 and 2016, common stock equivalents were excluded from the calculation of diluted net loss per common share, as their effect was anti-dilutive due to the net loss incurred. Therefore, basic and diluted net loss per share was the same in all periods presented.

The following potentially dilutive securities have been excluded from the computation of diluted weighted- average shares outstanding as of December 31, 2017 and 2016, as they would be anti-dilutive:

	Years Ended December 31,
	2017	2016
Warrants to purchase common stock	28,532	28,532
Options to purchase common stock and other stock-based awards	1,384,880	1,152,072
Total	1,413,412	1,180,604

4. Common Stock Warrants

In connection with the Company’s IPO in September 2011, the Company issued warrants in an aggregate amount of 50,000 shares of common stock at an exercise price of A$55.00 per share to the lead manager of the IPO and certain other investors. The warrants expired on the fifth anniversary of their date of grant.

On May 4, 2016, the Company entered into a consulting agreement pursuant to which the consulting firm will provide strategic advisory, finance, accounting, human resources and administrative functions, including chief financial officer services, to the Company. In connection with the consulting agreement, the Company granted the consulting firm a warrant (“Consultant Warrant,” together with the IPO Warrants, the “Warrants”) to purchase up to 28,532 shares of the Company’s common stock at an exercise price per share equal to $0.64. The Consultant Warrant vests on a monthly basis over two years and has a term of five years. The Company has reserved 28,532 shares of common stock related to the Consultant Warrant. As of December 31, 2017, no Consultant Warrants had been exercised.

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

5. Fair Value of Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2017 and 2016, and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, requiring the Company to develop its own assumptions for the asset or liability.

The following tables present the assets and liabilities the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at
		Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$2,584	$2,584	$—	$—
Total assets	$2,584	$2,584	$—	$—
Liabilities
Warrant liability	$29	$—	$—	$29
Total liabilities	$29	$—	$—	$29

		Fair Value Measurements at
		Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$6,344	$6,344	$—	$—
Total assets	$6,344	$6,344	$—	$—
Liabilities
Warrant liability	$17	$—	$—	$17
Total liabilities	$17	$—	$—	$17

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the common stock warrants at December 31, 2017 and 2016 were as follows:

	December 31,
	2017	2016
Exercise price (A$55.00 at the then current exchange rate)	$0.64	$0.64
Fair value of common stock	$0.60	$0.59
Expected volatility	142.6%	90.5%
Expected term (in years)	3.34	4.34
Risk-free interest rate	2.02%	1.78%
Expected dividend yield	–%	–%

The following table rolls forward the fair value of the warrants, where fair value is determined by Level 3 inputs (in thousands):

Balance at December 31, 2015	$—
Grant of Consulting warrants May 2016	$12
Increase in fair value of warrants upon re-measurement included in other expense	5
Balance at December 31, 2016	$17
Increase in fair value of warrants upon re-measurement included in other expense	12
Balance at December 31, 2017	$29

Cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities at December 31, 2017 and 2016 are carried at amounts that approximate fair value due to their short-term maturities and highly liquid nature of these instruments.

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

In May 2017, the Company entered into a sales arrangement with certain distributors totaling $517 thousand of EndoBarrier inventory. Due to certain extended right of return periods and payment terms, the Company determined that the revenue and related product costs associated with this transaction should be deferred for accounting purposes.  As a result, the Company has recorded an adjustment to accounts receivable of $559 thousand for the unpaid portion of deferred revenue which includes an adjustment of approximately $40 thousand for revaluation of receivables denominated in foreign currency at December 31, 2017. The Company recognized revenue of $18 thousand and related costs of $27 thousand for this transaction.

At December 31, 2017, four health care providers accounted for approximately 100% of the Company’s accounts receivable balance, of approximately equal sums.

At December 31, 2016, one health care provider accounted for approximately 43% of the Company’s accounts receivable and another health care provider accounted for approximately 22% of the Company’s accounts receivable.

The Company grants credit to customers in the normal course of business but generally does not require collateral or any other security to support its receivables. The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices not individually reviewed. Amounts determined to be uncollectible are written off against this reserve. The Company recorded write-offs of uncollectible accounts receivable of approximately $22 thousand in the year ended December 31, 2017 and $48 thousand in the year ended December 31, 2016.  As of December 31, 2017, the Company believes its allowance for doubtful accounts of approximately $42 thousand is adequate based on its review.

The following table shows the components of the Company’s accounts receivable at December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Accounts receivable	$85	$68
Less: allowance for doubtful accounts	(42)	(16)
Less: allowance for sales returns	(3)	(22)
Total	$40	$30

The following is a roll forward of the Company’s allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2017	2016
Beginning balance	$16	$59
Net charges to expenses	48	5
Utilization of allowances	(22)	(48)
Ending balance	$42	$16

7. Inventory

The Company states inventory at the lower of first-in, first-out cost or net realizable value.  The Company records a provision for excess, expired, and obsolete inventory based primarily on estimates of forecasted revenues. A significant change in the timing or level of demand for products as compared to forecasted amounts may result in recording additional provisions for excess, expired, and obsolete inventory in the future. When capitalizing inventory, the Company considers factors such as status of regulatory approval, alternative use of inventory, and anticipated commercial use of the product.

The determination of obsolete or excess inventory requires the Company to estimate the future demand for its products within appropriate time horizons. The estimated future demand is compared to inventory levels to determine the amount, if any, of obsolete and excess inventory. The demand forecast includes the Company’s estimates of market growth and various internal estimates, and is based on assumptions that are consistent with the plans and estimates the Company is using to manage its underlying business and short-term manufacturing plans. Forecasting demand for EndoBarrier in a market in which there are few, if any, comparable approved devices and for which reimbursement from third-party payers is limited has been difficult.  As of December 31, 2017, we have fully reserved our inventory.

In 2015, the Company performed an analysis of its inventory on hand and due to current evidence that the utility of certain amounts of its inventory as it was expected to be used will be less than its cost recorded an approximately $3.2 million charge for excess, expired and obsolete inventory. Factors contributing to the inventory write-down included: the effect that the ENDO Trial enrollment hold and subsequent termination had on commercial activity and the Company’s inventory levels, the expected timing of third-party payer reimbursement in its commercial markets, its conclusion that certain inventory will not be used for sales inside or outside the U.S. and the historical accuracy of its demand forecasts. As of December 31, 2017, and 2016, the Company has a reserve totaling approximately $5 million for each year.

During 2017, the Company charged the remaining balance of its inventory in normal course of business to cost of sales.

As of December 31, 2017, the Company has fully reserved for its inventory on hand and expects to utilize the reserved inventory to meet its future strategic goals

Inventory, net of reserves, at December 31, 2017 and 2016 was as follows (in thousands):

	December 31,
	2017	2016
Finished goods	$—	$213
Work-in-process	—	—
Raw materials	—	—
Total	$—	$213

8. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2017	2016
Laboratory and manufacturing equipment	$591	$591
Computer equipment and software	1,179	1,174
Office furniture and equipment	183	183
Leasehold improvements	21	21
	1,974	1,969
Less accumulated depreciation and amortization	(1,877)	(1,820)
Total	$97	$149

As part of the Company’s restructuring in 2016 in connection with the abandonment of its Company headquarters in Lexington, Massachusetts, the Company recognized a charge for impaired fixed assets as follows (in thousands):

December 31,
2016
Cost of revenue	$24
Research and development	79
General and administrative	42
$145

At December 31, 2017 and 2016, the Company had no assets under capital lease.

Depreciation and amortization expense of property and equipment totaled approximately $57 thousand and $0.2 million for the years ended December 31, 2017 and 2016.

9. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2017	2016
Clinical trials	$—	$16
Payroll and related liabilities	181	430
Professional fees	421	617
Credit refunds	279	—
Interest payable	136	—
Other	4	97
Total	$1,021	$1,160

In 2017 and 2016, the Company recorded $0 and approximately $0.6 million of separation-related expenses of which $0 and $0.1 million is included in payroll and related liabilities at December 31, 2017 and 2016, respectively.

In 2017, following the notification by MHRA, the Company notified its customers to return their inventory on hand. The Company calculated an estimate for returns, reversed its revenue and recorded an accrued expense estimate of $202 thousand of product return related costs in addition to $77 thousand of credit memos granted to customers.

In 2017, the Company recorded $136 thousand of interest payable on its $5 million Short Term Debt to Related Party.

10. Short-Term Note Payable

During the year ended December 31, 2016, the Company entered into a short-term loan agreement with First Insurance Funding Corp to borrow $306,380 to purchase insurance. The agreement called for ten monthly payments of $30,638 which included principal and interest. The annual interest rate on the borrowing was 1.95%. The outstanding balance at December 31, 2017 and 2016 was $0 and $214 thousand and was included in other current liabilities on the accompanying balance sheet.

11. Short-Term Debt to Related Party

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

The company has recorded the $5.0 million note net of its debt issuance costs and will amortize this cost over life of the note. For the year ended December 31, 2017, the Company recognized interest expense of $136 thousand and amortization of the issuance costs of $44 thousand related to the Senior Secured Convertible Promissory Note.

12. Commitments and Contingencies

Lease Commitments

In June 2016, the Company entered into a non-cancelable agreement to lease approximately 4,200 square feet of office space in Boston, Massachusetts. The lease commenced in June 2016 and expires in April 2018. Rent during the term is $11.9 thousand per month.

Future minimum lease payments under all non-cancelable lease arrangements at December 31, 2017 are as follows (in thousands):

Year Ending December 31,
2018	$42
2019	—
2020	—
2021	—
2022	—
Total future minimum lease payments	$42

Rent expense on non-cancelable operating leases was approximately $0.1 million and $0.5  million for the years ended December 31, 2017 and 2016, respectively.

License Agreement

In 2003, the Company entered into a license agreement (“License Agreement”) for certain intellectual property. The License Agreement required the Company to pay $75 thousand at execution, make payments of $12.5 thousand in 2004, and $25 thousand each year thereafter, until the date of first commercial sale of the product, as defined in the License Agreement. In 2011, the Company began commercial sales of the product as defined in the License Agreement and as a result ceased making the yearly payments. The royalty obligation begins with U.S. commercial sales of products as defined in the License Agreement, if any. The royalty percentage may vary on products covered by the License Agreement, but in any case, the royalties are not considered significant. The patent covered by the License Agreement expired in 2017.

13. Stockholders’ Equity (Deficit)

On April 9, 2015, the Company amended its certificate of incorporation to reflect the one-for-ten reverse stock split approved by its shareholders.

On May 22, 2017, the Stockholders of the Company approved an increase of its authorized shares of Common Stock from 13,000,000 to 50,000,000 and to eliminate Class B shares of Common Stock of the Company. As of December 31, 2017, the authorized capital stock of the Company consists of 50,500,000 shares, of which 50,000,000 shares are designated as Common Stock and 500,000 shares are designated as Preferred Stock.

As of December 31, 2017, the Company has raised net proceeds of approximately $232.8 million through sales of its equity from inception.

Common Stock

The Company had authorized Class B common stock in order to meet the Listing Rules of the ASX so far as they apply to escrowed securities. In the event that holders of common stock, who were subject to ASX-imposed escrow, breached the terms of their escrow agreement or the Listing Rules as they apply to escrowed securities, their common stock would have been automatically converted into Class B common stock until the earlier to occur of the expiration of the escrow period or the breach being rectified. The Class B common stock was identical to and ranked equally with the common stock except that Class B common stock had no voting rights and was not entitled to any dividends. Class B Common Stock of the Company was eliminated on May 22, 2017. No shares of common stock were subject to such an escrow.

In December 2016, GI Dynamics raised approximately $1.0 million, net of expenses, in an offering of 69,865,000 CDIs (1,397,300 shares) to sophisticated and professional investors in Australia and certain other jurisdictions.

In January 2017, the Company completed the issue of 12,481,600 CDI’s (249,632 shares) to eligible investors under a Security Purchase Plan for approximately $0.83 per share resulting in net proceeds after issuance costs of approximately $0.2 million.

14. Share-Based Compensation

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

In August 2011, the Board of Directors adopted the 2011 Employee, Director and Consultant Equity Incentive Plan (the “2011 Plan”, together with the 2003 Plan, the “Plans”) as the successor to the 2003 Plan. Under the 2011 Plan, the Company may grant incentive stock options, nonqualified stock options, restricted and unrestricted stock awards and other stock-based awards. The Company had initially reserved 450,000 shares of its common stock for issue under the 2011 Plan. Awards that are returned to the Company’s 2003 Plan as a result of their forfeiture, expiration or cancellation without delivery of common stock shares or that result in the forfeiture of shares back to the Company on or after August 1, 2011, the date the 2011 Plan became effective, are automatically made available for issuance under the 2011 Plan. At August 1, 2011, 80,235 shares available for grant under the 2003 Plan were transferred to the 2011 Plan. At December 31, 2017, 1,060,920 shares were available for grant under the 2011 Plan.

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
•

an amount determined by the Board of Directors or the Company’s compensation committee. Accordingly, during year ended December 31, 2017 and December 31, 2016, 436,314 and 380,222 shares were added to the 2011 Plan, respectively.

Stock-Based Compensation

Stock-based compensation is reflected in the consolidated statements of operations and comprehensive loss as follows for the years ended December 31, 2017 and 2016 (in thousands):

	Years Ended December 31,
	2017	2016
Operations	$—	$34
Research and development	19	56
Sales and marketing	75	159
General and administrative	93	418
	$187	$667

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

Determining the fair value of stock-based awards using the Black-Scholes option-pricing model requires the use of highly subjective assumptions, including the expected term of the award and expected stock price volatility. The weighted-average assumptions used to estimate the fair value of employee stock options using the Black-Scholes option-pricing model were as follows for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016
Expected volatility	93.3%	75.8%
Expected term (in years)	6.05	6.05
Risk-free interest rate	2.3%	2.1%
Expected dividend yield	0%	0%

Expected Volatility

Volatility measures the amount that a stock price has fluctuated or is expected to fluctuate during a period. As the Company was not publicly traded prior to September 2011 and therefore had no trading history, stock price volatility was estimated based on an analysis of historical and implied volatility of comparable public companies.

Expected Term

The Company has limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. As a result, for stock option grants made during the years ended December 31, 2017 and 2016, the expected term was estimated using the “simplified method.” The simplified method is based on the average of the contractual term of the option and the weighted-average vesting period of the option. For options granted to non-employees, the Company used the remaining contractual life to estimate the expected term of non-employee awards for the years ended December 31, 2017 and 2016.

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

Stock Options

The following table summarizes share-based activity under the Company’s stock option plans:

	Shares of Common Stock Attributable to Options	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2016	748,571	$8.67	8.38	—
Granted	408,635	$1.07
Exercised
Cancelled	(164,985)	$11.81
Outstanding at December 31, 2017	992,221	$4.88	7.57	—
Vested or expected to vest at December 31, 2017	992,221	$1.00	10.46	—
Exercisable at December 31, 2017	388,007	$10.71	5.72	—

As of December 31, 2017, there was approximately $0.4 million of unrecognized stock-based compensation, related to unvested stock option grants having service-based vesting under the Plans which is expected to be recognized over a weighted-average period of 2 years. The total unrecognized stock- based compensation cost will be adjusted for future changes in estimated forfeitures.

The weighted-average grant date fair value of options granted during the years ended December 31, 2017 and 2016, was $1.07 and $1.00, respectively. The total intrinsic value of options exercised during the years ended December 31, 2017 and 2016 was $0 for both years.  The intrinsic value represents the difference between the fair value of the Company’s common stock on the date of exercise and the exercise price of the stock option.  There were no cash received from option exercises during the years ended December 31, 2017 and 2016.  No tax benefits were realized from options and other stock-based payment arrangements during these periods.

The stock-based compensation plans provide that grantees may have the right to exercise an option prior to vesting. Shares purchased upon the exercise of unvested options will be subject to the same vesting schedule as the underlying options, and are subject to repurchase at the original exercise price by the Company should the grantee discontinue providing services to the Company for any reason, prior to becoming fully vested in such shares. At December 31, 2017 and 2016, there were no common stock issued pursuant to the exercise of unvested options that remain unvested and subject to repurchase by the Company. The exercise of these shares is not substantive and as a result, the cash paid for the exercise price is considered a deposit or prepayment of the exercise price and is recorded as a liability. The liability related to these shares was approximately zero at December 31, 2017 and 2016. Additionally, while the shares of common stock subject to repurchase are included in the legally issued shares, they are excluded from the calculation of outstanding shares.

Restricted Stock Units & Performance Stock Units

Each restricted stock unit and performance stock unit (“RSU & PSU”) represents a contingent right to receive one share of the Company’s common stock. There is no consideration payable on the vesting of RSUs & PSUs issued under the Plans. Upon vesting, the RSUs & PSUs are exercised automatically and settled in shares of the Company’s common stock. During the years ended December 31, 2017 and 2016, the Company awarded a total of 0 and 392,659 RSUs & PSUs, respectively, to employees and directors of the Company, respectively.

The following table summarizes information related to RSU & PSU activity during the year ended December 31, 2017:

	Number of Units	Weighted- Average Contractual Life	Aggregate Intrinsic Value
		(in years)	(in thousands)
Outstanding at December 31, 2016	403,501	9.11	$365
Granted
Exercised
Cancelled	(10,842)
Outstanding at December 31, 2017	392,659	8.27	$429

The aggregate intrinsic value at December 31, 2017 and 2016 noted in the table above represents the closing price of the Company’s common stock multiplied by the number of RSUs & PSUs outstanding.

The fair value of each RSU & PSU award equals the closing price of the Company’s common stock on the date of grant. The weighted average grant date fair value per share of RSUs & PSUs granted in the years ended December 31, 2017 and 2016 was $0 and $0.75, respectively.

At December 31, 2017, 392,659 of the RSUs & PSUs outstanding are subject to performance-based vesting criteria. For these awards, the vesting will occur upon the achievement of certain product revenue, regulatory and reimbursement milestones. When achievement of the milestone is deemed probable, the Company expenses the compensation of the respective stock award over the implicit service period.

At December 31, 2016, 403,501 of the RSUs & PSUs outstanding are subject to performance-based vesting criteria. For these awards, the vesting will occur upon the achievement of certain product revenue, regulatory and reimbursement milestones. When achievement of the milestone is deemed probable, the Company expenses the compensation of the respective stock award over the implicit service period.

During the years ended December 31, 2017 and 2016, the Company recognized stock-based compensation related to RSUs & PSUs having service-based vesting of approximately $0 and $(0.1) million, respectively.

As of December 31, 2017, there was approximately $243 thousand of unrecognized stock-based compensation expense related to non-vested RSU & PSU awards that have service-based vesting.

Non-employee awards

The Company accounts for non-employee awards in accordance with ASC 505-50. Stock-based compensation expense related to stock options granted to non-employees is recognized as services are rendered, generally on a straight-line basis. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services rendered. The fair value of the stock options granted is remeasured at each reporting date using the Black-Scholes option pricing model as prescribed by ASC 718. During the year ended December 31, 2017, the Company granted options to purchase 115,500 shares of common stock to non-employees with an aggregate fair value of approximately $171 thousand of which 46,500 shares with an aggregate fair value of approximately $78 thousand were cancelled during year ending December 31, 2017. In 2016, the Company granted 50,000 stock options to purchase 50,000 shares of common stock to non-employees.

The Company has recorded non-employee stock-based compensation expense in accordance with ASC 505-50 of approximately $34 thousand and $0.5 million during the years ended December 31, 2017 and 2016, respectively, which is included in the total stock-based compensation expense.

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

Geographic Reporting

All the Company’s revenue is attributable to customers outside the U.S. The Company is dependent on favorable economic and regulatory environments for its products. Products are sold to customers located in Europe, the Middle East, and the Asia Pacific region and sales are attributed to a country or region based on the location of the customer to whom the products are sold.

At December 31, 2017, long-lived assets, comprised of property and equipment, of approximately $0.1 million are all held in the U.S.

Product sales by geographic location for the years ended December 31, 2017 and 2016 are listed in the table below (in thousands).

	Years Ended December 31,
	2017	2016
Europe	$53	$309
Middle East	—	154
Asia Pacific	—	82
Total	$53	$545

Major Customers

For the year ended December 31, 2017, one distributor accounted for approximately 100% of the Company’s revenue.  For the year ended December 31, 2016, a different distributor accounted for approximately 24% of the Company’s revenue. No other customer accounted for greater than 10% of the Company’s revenue during the year ended December 31, 2016.

16. Retirement Plans

The Company has a 401(k) retirement and savings plan (“401(k) Plan”) covering all qualified U.S. employees. The 401(k) Plan is a defined contribution plan and allows each participant to contribute up to 100% of the participant’s base wages up to an amount not to exceed an annual statutory maximum. The Company has made discretionary contributions to the 401(k) Plan and recorded expenses of approximately $37 thousand and $0.1 million for the years ended December 31, 2017 and 2016, respectively.

The Company maintains a defined contribution plan for certain international employees. The Company contributes 100% of the cost of the defined contribution. The Company recorded expenses of approximately $38 thousand and $26 thousand for the years ended December 31, 2017 and 2016, respectively, under this plan.

17. Income Taxes

On December 22, 2017, the United States enacted new tax reform (“Tax Act”). The Act contains provisions with separate effective dates but is generally effective for taxable years beginning after December 31, 2017.  In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118) which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, the Company considers the accounting of the transition tax and deferred tax re-measurements to be incomplete due to the forthcoming guidance and ongoing analysis of final year-end data and tax positions. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.

Included in the Tax Act are provisions which repatriate the aggregate of post-1986 earnings and profits of foreign corporations. The Company has calculated the impact of repatriation on a provisional basis under SAB 118. Repatriation will reduce Federal U.S. tax attributes by $23 thousand for the year ended December 31, 2017. Beginning with the year ending December 31, 2018, the corporate statutory rates on U.S. earnings will be reduced from 34% to 21%. The impact of the future rate reduction resulted in a decrease to the deferred tax assets and an offset to the valuation allowance for the year ending December 31, 2017 by $28.9 million relating to the revaluation of the net deferred tax asset.

The Company is currently evaluating the impact of the Tax Act as it relates to the foreign subsidiaries. The Company intends to record any impact currently when it occurs rather than deferring the impact.  Other than the repatriation tax referenced above and reduction in statutory rate, the Company does not anticipate the Tax Act will have a material impact on income taxes in future years.

Loss before provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2017	2016
Domestic	$(10,923)	$(13,124)
Foreign	47	41
Total	$(10,876)	$(13,083)

The provision for income taxes in the accompanying consolidated statements of operations and comprehensive loss consisted of the following (in thousands):

	Years Ended December 31,
	2017	2016
Current Provision:
Federal	$—	$—
State	1	17
Foreign	13	16
Total	14	33

Deferred (Benefit) Provision:
Federal	—	—
State	—	—
Foreign	—	—
Total	—	—
Total provision	$14	$33

A reconciliation of income taxes from operations computed using the U.S. federal statutory rate of 34% to that reflected in operations follows (in thousands):

	Years Ended December 31,
	2017	2016
Income tax benefit using U.S. federal statutory rate	$(3,698)	$(4,449)
Rate Changes	28,942	—
Permanent differences	35	16
State income taxes, net of federal benefit	(141)	(661)
Stock compensation	53	1,218
Tax credits	(127)	(42)
Foreign tax rate differential	(2)	1
Change in the valuation allowance	(25,161)	1,303
Unrealized gain	—	2,673
Other	113	(26)
Total	$14	$33

Components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$59,823	$79,648
Research and development credit carryforwards	4,005	3,713
Capitalized research and development costs	464	1,366
Capitalized start-up expenses	2,846	4,594
Depreciation and other	1,920	3,081
Total deferred tax assets	69,058	92,402
Valuation allowance	(69,058)	(92,402)
Net deferred tax asset	$—	$—

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of the Company’s deferred tax assets and determined that it is more likely than not that the Company will not recognize the benefits of the deferred tax assets related to the U.S. and the Netherlands. As a result, a valuation allowance of approximately $69.1 million and $92.4 million was established at December 31, 2017 and 2016, respectively. The valuation allowance decreased by approximately $23.3 million during the year ended December 31, 2017, primarily due to the revaluation of the net deferred tax asset at the reduced 21% U.S. corporate income tax future rate.

At December 31, 2017, the Company had U.S. federal and state net operating loss carryforwards of approximately $223.0 million and $205.6 million, respectively. These operating loss carryforwards will expire at various times beginning in 2024 through 2037 for federal purposes and begin to expire in 2030 and will continue to expire through 2037 for state purposes.

In addition, at December 31, 2017, the Company also has U.S. federal and state research and development tax credit carryforwards (excluding ASC 740, Income Taxes (“ASC 740”), reserve) of approximately $2.8 million and $1.2 million, respectively, to offset future income taxes. These tax credit carryforwards will expire at various times beginning in 2023 through 2037 for federal purposes and will expire at various times beginning in 2018 through 2032 for state purposes.

Utilization of net operating loss carryforwards and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future in accordance with Section 382 of the Internal Revenue Code of 1986 (“IRC Section 382”) and with Section 383 of the Internal Revenue Code of 1986, as well as similar state provisions. These ownership changes may limit the amount of net operating loss carryforwards and research and development credit carryforwards that can be utilized annually to offset future taxable income and taxes, respectively. In general, an ownership change, as defined by IRC Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. The Company has completed several financings since its inception, which may have resulted in a change in control as defined by IRC Section 382 or could result in a change in control in the future. As of December 31, 2017, the Company has not, as yet, conducted an IRC Section 382 study, which could impact its ability to utilize net operating loss and tax credit carryforwards annually in the future to offset the Company’s taxable income, if any.

The Company applies ASC 740-10, which provides guidance on the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. At December 31, 2017 and 2016, the Company had unrecognized tax liabilities of approximately $1.5 million and $1.4 million, respectively.

The following is a roll forward of the Company’s unrecognized tax benefits (in thousands):

	December 31,
	2017	2016
Unrecognized tax benefit – as of the beginning of the year	$1,449	$1,426
Gross increases – tax positions of the prior periods	—	—
Gross increases – current period tax positions	32	23
Unrecognized tax benefits – as of the end of the year	$1,481	$1,449

The Company will recognize interest and penalties related to uncertain tax positions, should they be assessed, in income tax expense. As of December 31, 2017, and 2016, the Company had no accrued interest or penalties related to uncertain tax positions, and no amounts have been recognized in the Company’s consolidated statements of comprehensive loss.

The statute of limitations for assessment by the Internal Revenue Service (“IRS”) and state tax authorities is open for tax years ended December 31, 2013 through December 31, 2017, although carryforward attributes that were generated prior to tax year 2013 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period. The statute of limitations for assessment by foreign tax authorities is open for tax years ended December 31, 2013 through December 31, 2017. There are currently no federal or state audits in progress.

The Company has not yet completed a study of its research and development credit carryforwards. Once completed, this study may result in an adjustment to the Company’s research and development credit carryforwards. A full valuation allowance has been provided against the Company’s research and development credits, and if an adjustment is required at the time the study is completed, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforward and the valuation allowance.

18. Subsequent Events

On January 22, 2018, the Company announced that it had received commitments for a private placement of 58,780,619 fully paid CDIs of the Company (representing 1,175,612 shares of common stock) at an issue price of A$0.035 per CDI to sophisticated and professional investors in Australia, the United States and the United Kingdom, consisting of U.S. and non-U.S. persons (as defined in Regulation S (“Regulation S”) of the Securities Act of 1933 (the “Securities Act”)) to raise up to approximately $1.62 million (the “2018 Placement”). The issue of CDIs under the 2018 Placement occurred in two tranches. The first tranche closed on January 22, 2018 (US EST), pursuant to which the Company issued 28,467,063 CDIs (representing 569,341 shares of common stock) resulting in gross proceeds of approximately $781 thousand.  The closing of the second tranche of the 2018 Placement, resulted in the raising of $830 thousand by the issue of 30,313,556 CDIs (606,271 shares), following stockholder approval at the adjourned Special Meeting of stockholders on February 27, 2018. Crystal Amber Fund, a related party and Board member, participated in the second tranche Placement, purchasing 27,391,756 CDIs and 2,921,800 CDIs, respectively.