Form 10-K/A
period 2017-12-31
GI DYNAMICS, INC.
filed 2018-04-30
CIK 1245791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 000-55195

GI DYNAMICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1621425
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

PO Box 51915 Boston, Massachusetts	02205
(Address of Principal Executive Offices)	(Zip Code)

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

The aggregate market value of the registrant’s common stock, in the form of CHESS Depositary Interests, or CDIs, held by non-affiliates of the registrant (without admitting that any person whose shares arenot included in such calculation is an affiliate), computed by reference to the price at which the CDIs were last sold in June 30 2017, the last business day of the registrant’s most recently completed second quarter, as reported on the Australian Securities Exchange, was $13,965,318 (A$18,155,640).

As of March 31, 2018, there were 12,333,101 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

GI Dynamics, Inc. (the “Company”) is filing this Amendment No. 1 to Annual Report on Form 10-K/A (the “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 28, 2018 (the “10-K”). The principal purpose of this Amendment is to include in Part III the information that was to be incorporated by reference from the proxy statement for the Company’s 2018 annual meeting of stockholders. This Amendment hereby amends the cover page, Part III, Items 10 through 14, and Part IV, Item 15 of the 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 10-K. This Amendment does not reflect events occurring after the filing of the original report (i.e., those events occurring after March 28, 2018) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 10-K and the Company’s other filings with the SEC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment and the Annual Report on Form 10-K (together, the “Annual Report”) contain forward-looking statements concerning our business, operations, financial performance and condition as well as our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained in the Annual Report that are not of historical facts may be deemed to be forward-looking statements. The forward-looking statements are contained principally in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, but are not limited to, statements about:

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

These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These forward-looking statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in the Annual Report may later become inaccurate. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in the Annual Report, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make.

You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. You should read the Annual Report and the documents that we have filed as exhibits to our Annual Report completely and with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements speak only as at the date of the Annual Report. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of the Annual Report.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Risk Oversight

The board is responsible for the overall corporate governance of the Company. Issues of substance affecting the Company are considered by the full board, with advice from external advisers as required. Each director must bring an independent view and judgment to the board and must declare all conflicts of interest. Any issue concerning a director must be provided to the board at a board meeting as soon as practicable, and directors may not participate in discussions or resolutions pertaining to any matter in which the director has a material personal interest.

The board’s role in risk oversight includes receiving reports from senior management and the audit committee on a regular basis regarding material risks faced by the Company and applicable mitigation strategies and activities. The reports detail the effectiveness of the risk management program and identify and address material business risks such as technological, strategic, business, operational, financial, human resources and legal/regulatory risks. The board and its committees (described below) consider these reports, discuss matters with management and identify and evaluate any potential strategic or operational risks, and appropriate activity to address those risks.

The responsibilities of the board are set down in the Company’s Board Charter, which has been prepared having regard to the ASX Corporate Governance Council’s ASX Corporate Governance Principles and Recommendations 3rd edition (“ASX Corporate Governance Principles”). A copy of the Company’s Board Charter is available on the Company’s website at www.gidynamics.com.

Directors of the Registrant

The following table sets forth the name, age and position of each of our directors as of March 15, 2018:

Name	Age	Position
Daniel J. Moore (3)	56	Non-executive Chairman of the Board
Timothy J. Barberich (1)(2)	70	Non-executive Director
Juliet Thompson (1)	51	Non-executive Director
Oern R. Stuge, M.D. (2)(3)	63	Non-executive Director

(1)	Member of the audit committee.
(2)	Member of compensation committee.
(3)	Member of nominating and corporate governance committee.

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

Juliet Thompson has been a director of the Company since August 2017. Ms. Thompson also assumed the role of chair of the Company’s audit committee. Ms. Thompson has spent approximately 20 years working as an investment banker and strategic advisor to healthcare companies in Europe. She has a strong track record of advising companies on corporate strategy across numerous transactions.

Since March 2015, Ms. Thompson has served on the board of Nexstim Limited, a medical technology company listed on Nasdaq First North Finland and Sweden. Prior to that, Ms. Thompson led the European healthcare practice at Stifel Financial Corp., a diversified financial services holding company, serving as a partner from October 2013 to April 2015. In 2003, Ms. Thompson co-founded Code Securities, a healthcare investment banking firm that was purchased by Nomura and renamed Nomura Code Securities Limited (“Nomura Code”) in 2005, and served as Head of Corporate Finance and as a member of the board of Nomura Code until 2013. She is also currently a non-executive director of Vectura PLC, a company listed on the London Stock Exchange plc, and Novacyt S.A., a French-based company whose shares are admitted to trade on AIM. Ms. Thompson is a member of the Institute of Chartered Accountants in England and Wales (ACA) and holds a BSc degree in Economics from the University of Bristol. Her experience also includes roles at WestLB Panmure, ICI PLC, Deloitte and Touche and HM Treasury.

Oern R. Stuge, M.D. has served as a director of the Company since his appointment in January 2017. Dr. Stuge’s extensive experience in domestic and international sales, management and operations in a global medical device manufacturer makes him qualified to serve on our board of directors.

Dr. Stuge has served as an executive in various medical device, health care and life sciences companies over the last thirty years. Since January 2011, Dr. Stuge has been Chairman of Orsco Lifesciences AG, a management firm that specializes in medical technology through which he supports several companies. Prior to that, Dr. Stuge served in various positions, including as Senior Vice-President, at Medtronic, Inc., from May 1998 to December 2009. Dr. Stuge is currently Chairman of Mainstay Medical Limited, a Euronext Paris-listed and Irish Stock Exchange-listed medical devices company and Luminas Limited, formerly a NASDAQ-listed medical company. Dr. Stuge also serves on the board of several private companies, including Balt Extrusion SAS, Vision Ophthalmology Group Gmbh, Pulmonx International SA, and Phagenesis Limited. Furthermore, until December 2016, Dr. Stuge served on the board of Bonesupport AB, a private medical technology company.

Dr. Stuge received an M.D. from the University of Oslo, Norway, an M.B.A. from IMD and an INSEAD Certification in Corporate Governance.

Director Independence

Our board of directors currently consists of four (4) members: Timothy J. Barberich; Daniel J. Moore; Oern R. Stuge, M.D.; and Juliet Thompson. Our board of directors has determined that all directors are “independent.” We consider that a director is an “independent” director where that director is free from any business or other relationship that could materially interfere, or be perceived to interfere with, the independent exercise of the director’s judgment. We have assessed the independence of our directors regarding the requirements for independence that are set out in Principle 2 of the ASX Corporate Governance Principles. We have also assessed the independence of our directors with respect to the definition of independence prescribed by Nasdaq. There are no family relationships among our officers and directors, nor are there any arrangements or understandings between any of our directors or officers or any other person pursuant to which any officer or director was, or is, to be selected as an officer or director.

Committees of the Board of Directors and Meetings

The board of directors presently has the following three standing committees to facilitate and assist the board in fulfilling its responsibilities: (1) an audit committee, (2) a compensation committee and (3) a nominating and corporate governance committee. The board may also establish other committees from time to time to assist in the discharge of its responsibilities.

Meeting Attendance. During the fiscal year ended December 31, 2017 there were six (6) meetings of our board of directors, and the various committees of the board met a total of thirteen (13) times. No director other than Juliet Thompson who joined the board on August 2017, attended fewer than 75% of the total number of meetings of the board and of committees of the board on which he or she served during their Board term during fiscal 2017. We encourage all our directors to participate in each annual meeting of stockholders. Five of our directors attended our 2017 annual meeting of stockholders.

Audit Committee. Our audit committee met four (4) times during fiscal 2017. This committee currently has two (2) members: Juliet Thompson (chair) and Timothy J. Barberich. All members of the Audit Committee satisfy the current independence standards promulgated by the Securities and Exchange Commission (“SEC”) and by The Nasdaq Stock Market, as such standards apply specifically to members of audit committees. Our board of directors has determined that Juliet Thompson is an “audit committee financial expert,” as the SEC has defined that term. Our audit committee’s role and responsibilities are set forth in the audit committee’s written charter, a copy of which is publicly available on our website at www.gidynamics.com. The audit committee, among other things, oversees our corporate accounting and financial reporting, including auditing of our financial statements, reviewing the performance of our internal audit function and the qualifications, independence, performance and terms of engagement of our external auditor.

Compensation Committee. Our compensation committee met one (1) time during fiscal 2017. This committee currently has two (2) members: Timothy J. Barberich (chair) and Dr. Oern Stuge. All members of the compensation committee qualify as independent under the current definition promulgated by The Nasdaq Stock Market. All members of the compensation committee qualify as independent under the current definition promulgated by the ASX. Our compensation committee’s role and responsibilities are set forth in the compensation committee’s written charter, a copy of which is publicly available on our website at www.gidynamics.com. The compensation committee, among other things, establishes, amends, reviews and approves the compensation and benefit plans with respect to our senior management and employees including determining individual elements of total compensation of our chief executive officer and other members of senior management. The compensation committee is also responsible for reviewing the performance of our executive officers with respect to these elements of compensation.

Nominating and Corporate Governance Committee. Our nominating and corporate governance committee met twice (2) during fiscal 2017 and has two (2) members: Daniel Moore (chair) and Oern R. Stuge. All members of the nominating and corporate governance committee qualify as independent under the current definition promulgated by The Nasdaq Stock Market. All members of the nominating and corporate governance committee qualify as independent under the current definition promulgated by the ASX. The nominating and corporate governance committee’s role and responsibilities are set forth in the nominating and corporate governance committee’s written charter, a copy of which is publicly available on our website at www.gidynamics.com. The nominating and corporate governance committee, among other things, recommends the director nominees for each annual meeting and ensures that the audit, compensation and nominating and corporate governance committees of the board have the benefit of qualified and experienced independent directors.

In addition, under our current Board Charter, the nominating and corporate governance committee will review annually the results of the evaluation of the board and its committees, and the needs of the board for various skills, experience, expected contributions and other characteristics in determining the director candidates to be nominated at the annual meeting. The nominating and corporate governance committee will evaluate candidates for directors proposed by directors, stockholders or management in light of the committee’s views of the current needs of the board for certain skills, experience or other characteristics, the candidate’s background, skills, experience, other characteristics and expected contributions and the qualification standards established from time to time by the nominating and corporate governance committee. If the nominating and corporate governance committee believes that the board requires additional candidates for nomination, the committee may engage, as appropriate, a third-party search firm to assist in identifying qualified candidates. All nominees for director positions will submit a completed form of directors’ and officers’ questionnaire as part of the nominating process. The process may also include interviews and additional background and reference checks for nonincumbent nominees, at the discretion of the nominating and corporate governance committee.

The nominating and corporate governance committee will review a reasonable number of candidates for director recommended by a single stockholder who has held over 5% of our common stock for over one year and who satisfies the notice, information and consent provisions set forth in our bylaws. Candidates so recommended will be reviewed using the same process and standards for reviewing board recommended candidates. If a stockholder wishes to nominate a candidate for director, it must follow the procedures described in our bylaws and in “Stockholder Proposals for 2019 Annual Meeting” included in our definitive proxy statement for the 2018 Annual Meeting.

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

Stockholder Communications to the Board

Communications to directors must be in writing and sent in care of the Company’s corporate secretary to GI Dynamics, Inc., Post Office Box 51915, Boston, Massachusetts 02205, U.S.A., Attention: Corporate Secretary or delivered via e-mail to corporatesecretary@gidynamics.com. The name(s) of any specific intended board recipient(s) should be noted in the communication.

A copy of each communication received since the date of the last board meeting shall be distributed to each director in advance of each regularly scheduled board meeting, except items that are unrelated to the duties and responsibilities of the board, such as: spam, junk mail and mass mailings, business solicitations and advertisements, and communications that advocate the Company’s engaging in illegal activities or that, under community standards, contain offensive, scurrilous or abusive content.

The Company’s corporate secretary shall be responsible for and oversee the receipt and processing of stockholder communications to board members. An acknowledgement of receipt shall be sent by the corporate secretary or assistant secretary to each stockholder submitting a communication. The Company’s corporate secretary shall retain a copy of each communication for one year from the date of its receipt by the Company. The board of directors or individual directors so addressed shall be advised of any communication withheld for safety or security reasons as soon as practicable. The corporate secretary shall relay all communications to directors absent safety or security issues.

Compensation Committee Interlocks and Insider Participation

The compensation committee consists of two (2) non-executive directors: Timothy J. Barberich (chair) and Dr. Oern Stuge. No member of the compensation committee is, or was formerly, one of our executive officers or employees. No interlocking relationship exists between the board of directors or compensation committee and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Executive Officers

The following table sets forth certain information regarding our current executive officers who are not also directors.

Name	Age	Position
Scott Schorer	49	President and Chief Executive Officer
Brian Callahan	50	Chief Compliance Officer
Dave Bruce	40	Director, Finance

Scott Schorer—President and Chief Executive Officer

Scott Schorer has served as our president and chief executive officer since March 2016. Mr. Schorer has served as a consultant to numerous boards and CEOs across a wide variety of companies in the medical device, biologics and related markets. He was Chief Executive Officer of PlasmaTech Biopharmaceuticals, Inc. from September 2014 to June 2015. From May 2010 to September 2014, Mr. Schorer ran an interim leadership and strategic consulting practice under the name of SSMC. From February 2009 to May 2010, Mr. Schorer led the turnaround effort at Systagenix Wound Management, the former Advanced Wound Care division of Johnson & Johnson, as President of the Americas. Prior to that, Mr. Schorer founded and led IST: Innovative Spinal Technologies, where he served as CEO for eight years until February 2009, during which time IST received CE Mark and FDA approvals for five products before the company was sold to Integra Spine. Prior to IST, he co- founded and was CEO of CentriMed, leading to an acquisition by Global Healthcare Exchange (“GHX”). Mr. Schorer began his medical device career as a sales representative for a surgical distributor following his career as an infantry officer in the 82nd Airborne Division as a rifle and scout platoon leader. He has led financing for over $120 million in public and private equity financings. Mr. Schorer is also a co-inventor of 6 patents, and holds Bachelor of Arts and Bachelor of Engineering degrees from Dartmouth College, where he was also captain of the men’s crew.

Brian Callahan – Chief Compliance Officer

Brian Callahan has served as our chief compliance officer since May 2016. Mr. Callahan is an accomplished senior compliance executive with more than 25 years of experience in the medical device, pharmaceutical and biologics industries. Prior to joining GI Dynamics, Mr. Callahan was consulting from 2012 to 2016 with Vertex Pharmaceuticals as a senior compliance advisor and the FDA as a third-party certifier for an international project in Russia, Ukraine, and the United States. Prior to that Brian was an Executive Vice President of Clinical, Quality and Regulatory Affairs at Histogenics Corporation from April 2010 to September 2012, where he was instrumental in raising $49 million to restart the NeoCart Pivotal Phase III study. Prior to joining Histogenics, Brian was consulting for eight years for Pharmaceutical, Medical Device, and Biologic global companies. In 2002, Mr. Callahan founded

EEC & Associates, a global compliance consulting company providing clinical, regulatory and quality services to domestic and international life science companies. He began his career in the United States Army as a nuclear weapons specialist and has experience working for Johnson & Johnson, Covidien and Quintiles. Mr. Callahan has a BS in Electrical Engineering Technology from Fitchburg State University.

Dave Bruce – Director, Finance

Mr. Bruce has served as our Director, Finance, since April 2018 and, prior to that, as our General Accounting Manager since October 2016. Mr. Bruce served as Accounting Manager at Nutraclick LLC from April 2014 to October 2016 and, before that, as a consultant at Triton Resources from July 2010 to April 2014, where he acted as Controller for several companies in the biotechnology industry, including GNS Healthcare, Broad Institute, Stromedix and Daktari Diagnostics. Mr. Bruce has more than 15 years of accounting experience in the pharmaceutical, health and wellness, and fast casual restaurant industries, and holds both a BS in Accounting and an MBA with a concentration in Finance from Northeastern University.

We have an employment agreement in place with each of Mr. Schorer and Mr. Callahan. We do not have an employment agreement with Mr. Bruce, who is an at-will employee.

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

Our share capital was as follows:

Type of Security	Number of Securities	Equivalent in CDIs
Common Stock	97,809	4,890,450
CDIs	611,764,599	611,764,599

Total		616,655,049
Options(1)	868,476	43,423,800
Restricted stock units(1)	392,659	19,632,950
Warrants	28,532	1,426,600

Total		681,138,399

(1)	As of March 15, 2018, an additional 1,668,219 shares of Common Stock were available for grant under our 2011 Employee, Director and Consultant Equity Incentive Plan.

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

Recommendation 1.4—The company secretary of a listed entity should be accountable directly to the board, through the chair, on all matters to do with the proper functioning of the board:

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

Further information regarding executive compensation for the year ended December 31, 2017 is set forth in Item 11 of this Annual Report on Form 10-K.

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

The composition and tenure of the Board as of December 31, 2017, as well as each member’s independence status during 2017, was as follows:

Committees
Director	Director Position	Tenure(1)	Independent	Audit	Compensation	Nominating and Corporate Governance
Daniel J. Moore	Non-executive Chairman	3.3 years	Yes			X
Timothy J. Barberich	Non-executive Director	6.6 years	Yes	X	Chair
Dr. Oern Stuge(2)	Non-executive Director	1.0 years	Yes		X	Chair
Juliet Thompson(3)	Non-executive Director	0.3 years	Yes	Chair
Jack E. Meyer(2)	Non-executive Director	13.5 years	Yes			X
Graham J. Bradley, AM(5)	Non-executive Director	6.5 years	Yes	Chair
Michael A. Carusi(4),(6)	Non-executive Director	14.2 years	No		X	X
Anne J. Keating(5)	Non-executive Director	6.5 years	Yes	X	X	Chair

(1)	Calculated as of December 31, 2017.
(2)	Effective January 4, 2017, Mr. Meyer resigned from the Board and Dr. Stuge joined. Dr. Stuge was appointed to the nominating and corporate governance committee on January 12, 2017.
(3)	Ms. Thompson joined the Board on August 22, 2017.
(4)	Effective June 2, 2017 Mr. Carusi resigned from the Board
(5)	Effective November 24, 2017 Ms. Keating and Mr. Bradley resigned from the Board
(6)	Independent director under the rules of Nasdaq and the SEC but not considered independent under ASX Rules.

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

The Board has established an audit committee to oversee the management of the Company’s financial and internal risks and reporting. As of December 31, 2017, the members of the audit committee were Juliet Thompson (Chair) and Timothy Barberich, both independent, non-executive directors. The audit committee is chaired by Juliet Thompson, who is an independent director and not chair of the Board. During 2017, prior to their resignation from the Board, on November 24, 2017, Mr. Bradley and Ms. Keating were also members of the Audit Committee. At December 31, 2017, in order to fully utilize resources of the four members of the Board of Directors, each Director was assigned to one or two committees.

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

All shareholders are invited to attend the Company’s annual general meeting either in person or by proxy. The Board regards the annual general meeting as an excellent forum in which to discuss issues relevant to the Company and accordingly encourages full participation by shareholders. To facilitate attendance, the Company arranges the annual general meeting to be held in an easily accessed location and announces the date and location of the meeting in advance of the meeting. Shareholders have an opportunity to submit questions to the Board and the Company’s auditor. The meetingmay also be audio cast and/or webcast to provide access to those shareholders who are unable to attend the annual general meeting in person.

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

Further information regarding the compensation committee is set forth elsewhere in Item 10 of this Annual Report on Form 10-K.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table shows the total compensation paid during the fiscal years ended December 31, 2017 and December 31, 2016 to (1) our current president and chief executive officer, and (2) our next most highly compensated executive officers who earned more than $100,000 during the fiscal year ended December 31, 2017 and were serving as executive officers as of such date. The table includes one additional executive who would have been among the three most highly compensated executive officers except for the fact that he was not serving as an executive officer of the Company as of the end of 2017.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Scott W. Schorer (4)	2017	$400,000	$—	$—	$133,068	$—	$—	$—	$533,068
President and Chief Executive Officer	2016	$310,769	$—	$200,000	$200,000	$93,370	$—	$1,776	$805,915
Brian Callahan (5)	2017	$350,000	$—	$—	$76,077	$—	$—	$—	$426,077
Chief Compliance Officer	2016	$225,481	$—	$94,155	$62,770	$67,890	$1,776	$—	$452,072
Karl-Heinz Blohm, Ph.D. (6)	2017	$282,240	$—	$—	$—	$—	$—	$—	$282,240
Vice President, International	2016	$254,073	$—	$—	$101,250	$54,623	$—	$40,382	$450,328

1)	The amounts in the “Stock Awards” column do not reflect compensation actually received by our executive officers. Rather, these amounts represent the aggregate grant date fair value of all service based RSUs and the target value of the performance based RSUs granted during each fiscal year computed in accordance with FASB ASC Topic 718, Compensation – Stock Compensation, excluding the impact of estimated forfeitures. The aggregate fair value of these stock awards is determined using the market value of our common stock which is derived from the market value of our CDIs on the ASX, converted to a USD equivalent and adjusting for the ratio of 1 share of common stock per 50 CDIs and using the exchange rate as published by the Reserve Bank of Australia in effect on the date of grant, multiplied by the aggregate number of restricted stock units granted. A discussion of the assumptions used in calculating the grant date fair value may be found in “Note 14 – Share Based Compensation” in the notes to our Financial Statements included in our Annual Report on Form 10-K.
2)	The amounts in the “Option Awards” column represent the aggregate grant date fair value for option awards awarded during fiscal years 2017 and 2016 computed in accordance with the provisions of FASB ASC Topic 718, excluding the impact of estimated forfeitures related to service-based vesting conditions. A discussion of the assumptions used in determining grant date fair value may be found in “Note 14 – Share Based Compensation” in the notes to our Financial Statements included in our Annual Report on Form 10-K.
3)	Payments listed in the “Non-Equity Incentive Plan Compensation” column reflect discretionary performance-based awards made by our board for the named executive officers for fiscal years 2017 that were paid in January 2017.
4)	Mr. Schorer was hired as our President and Chief Executive Officer in March 2016 at an annual base salary of $400,000 per year. In connection with Mr. Schorer’s appointment, he was awarded an option to purchase 250,000 shares of the Company’s common stock (“Options”). In addition, the Company granted Mr. Schorer performance stock units (“PSUs”) equal to 250,000 shares of the Company’s common stock. In 2017, the Company granted Mr. Schorer 170,600 Options. The amount included in “All other Compensation” for Mr. Schorer represents amounts paid by the Company on his behalf for life insurance.

5)	Mr. Callahan was hired as our Chief Compliance Officer and Executive Vice President Clinical, Regulatory and Quality in May 2016 at an annual base salary of $350,000 per year. In connection with Mr. Callahan’s appointment, he was awarded an option to purchase 95,106 shares of the Company’s common stock. In addition, the Company made two grants of PSUs to Mr. Callahan, equal to 95,106 shares of the Company’s common stock and equal to 47,553 shares of the Company’s common stock. In 2017, the Company granted Mr. Callahan 97,535 Options. The amount included in “All other Compensation” for Mr. Callahan represents amounts paid by the Company on his behalf for life insurance.
6)	Mr. Blohm, resigned from the Company effective October 15, 2017. All of Mr. Blohm’s compensation was paid by us in Euros and the amounts reported reflect the conversion of Mr. Blohm’s compensation using the average exchange rate of Euros to U.S. Dollars during the fiscal year reported. In fiscal 2016, Mr. Blohm received an option grant for 75,000 shares of common stock that was awarded by our board. Mr. Blohm’s employment agreement provides that Mr. Blohm receive a monthly housing allowance. The amount included in “All other Compensation” for Mr. Blohm represents the annual cost of the housing allowance in U.S. Dollars using the average exchange rate of Euros to U.S. Dollars during the fiscal year reported.

Narrative Disclosure To Summary Compensation Table

Employment Agreements, Offer Letters and Separation Agreements

The following section summarizes the employment agreements, offer letters and separation agreements we have entered into with our named executive officers. For purposes of the employment agreements and offer letters, we use the following terms:

(i) “cause” to mean termination of employment as a result of the employee’s conviction of a crime involving moral turpitude, any material act of dishonesty by the employee involving the Company or a breach by the employee of his or her obligations under the terms of the non-competition, non-solicitation or non-disclosure agreements with the Company; and (ii) “constructive termination” to mean a material diminution in the employee’s title, responsibilities or duties, a material breach of the offer letter by us, a material reduction in the employee’s compensation or the relocation of the Company’s office beyond a 25-mile radius from its current location.

Scott Schorer

In March 2016, we entered into an executive employment agreement with Mr. Schorer to serve as our president and chief executive officer. We amended Mr. Schorer’s employment agreement in January 2017. Mr. Schorer’s agreement provided for, among other things: (i) an initial annual base salary of $400,000, subject to review by the board, (ii) eligibility to receive an annual bonus at a target amount of 30% of his base salary if approved in the sole discretion of our board, which bonus, if any, shall be paid within 45 days after the end of the fiscal year to which it relates. The most recent adjustment effective January 2017 increased Mr. Schorer’s potential annual bonus to 40% of his base salary.

Under the terms of the employment agreement, upon his Commencement Date, Mr. Schorer was granted 250,000 Options. The Options are exercisable at a price equal to the closing price on the Commencement Date and will vest as to 25% of the shares on the first anniversary of the Commencement Date, and equally over each successive quarter thereafter for three years, provided that he remains employed by the Company on the vesting dates. Upon the Commencement Date, the Company also granted Mr. Schorer PSUs equal to 250,000 shares of the Company’s common stock. The shares underlying these PSUs will be issued to Mr. Schorer according to certain performance targets as detailed in the Employment Agreement. One quarter of the PSUs will lapse if they have not vested by June 30, 2019, an additional one quarter of the PSUs will lapse if they have not vested by June 30, 2020, and the remainder of the PSUs will lapse if they have not vested by January 30, 2021. None of the shares underlying these PSUs have been issued as of April 7, 2018.

The employment agreement provides that if Mr. Schorer’s employment with the Company is terminated by the Company without Cause (as defined in the employment agreement) or by Mr. Schorer for Good Reason (as defined in the employment agreement), subject to his execution of a release of claims agreement acceptable to the Company, he will be entitled to continuation of salary for up to 12 months, and payment of health insurance premiums necessary to continue health insurance coverage under COBRA for up to 12 months.

In addition, if a Change of Control (as defined in the employment agreement) takes place, upon the consummation of such Change of Control, 100% of Mr. Schorer’s unvested Options and PSUs shall vest and become immediately exercisable.

Brian Callahan

On April 13, 2018, the Company terminated Mr. Callahan’s employment, with such termination to be effective May 15, 2018. In May 2016, we entered into an executive employment agreement with Mr. Callahan to serve as our Chief Compliance Officer and Executive Vice President Clinical, Regulatory and Quality. We amended Mr. Callahan’s employment agreement in January 2017. Mr. Callahan’s agreement provided for, among other things: an initial annual base salary of $350,000, subject to review by the board, (ii) eligibility to receive an annual bonus at a target amount of 30% of his base salary if approved in the sole discretion of our board, which bonus, if any, shall be paid within 45 days after the end of the fiscal year to which it relates. The most recent adjustment effective January 2017 increased Mr. Callahan’s potential annual bonus to 35% of his base salary.

Under the terms of the employment agreement, upon his Commencement Date, Mr. Callahan was awarded 95,106 Options. The Options are exercisable at $0.66 per share and vest as to 25% of the shares on the first anniversary of the Commencement Date, and equally over each successive quarter thereafter for three years, provided that he remains employed by the Company on the vesting dates. In addition, under the terms of his employment agreement, the Company made two grants of PSUs to Mr. Callahan, the first equal to 95,106 shares of the Company’s common stock and the second equal to 47,553 shares of the Company’s common stock. The Shares underlying these PSUs will be issued to Mr. Callahan according to certain performance targets as detailed in his employment agreement. None of the Shares underlying these PSUs have been issued as of April 7, 2018.

The employment agreement provides that if Mr. Callahan’s employment with the Company is terminated by the Company without Cause (as defined in the employment agreement) or by Mr. Callahan for Good Reason (as defined in the employment agreement), subject to his execution of a release of claims agreement acceptable to the Company, he will be entitled to continuation of salary for up to 12 months, and payment of health insurance premiums necessary to continue health insurance coverage under COBRA for up to 12 months.

In addition, if a Change of Control (as defined in the employment agreement) takes place, upon the consummation of such Change of Control, 100% of Mr. Callahan’s unvested Options and PSUs shall vest and become immediately exercisable.

Karl-Heinz Blohm, Ph.D.

On August 30, 2017, Karl-Heinz Blohm, Ph.D., informed GI Dynamics, Inc. of his resignation as the Vice President, International, of the Company effective as of October 15, 2017.

In January 2013, in connection with Mr. Blohm’s continued employment with us, we entered into an employment agreement with Mr. Blohm to serve as our vice president, international. Mr. Blohm’s agreement provides for, among other things: (i) an annual base salary of €193,566 (approximately $219,000), subject to annual review, and (ii) eligibility to receive an annual bonus, if approved in the sole discretion of our board, which bonus, if any, shall be paid within 45 days after the end of the fiscal year to which it relates. The most recent adjustment effective January 2017 increased Mr. Blohm’s annual salary to €199,400 (approximately $225,000). We also agreed to pay for up to €3,041 (approximately $3,400) per month for housing in the vicinity of our European office.

Our agreement with Mr. Blohm further provided that if Mr. Blohm’s employment was terminated by us without cause, he would have been entitled to continuation of fifty percent (50%) of his salary and benefits for 12 months.

In addition, if a Change of Control (as defined in the employment agreement) were to take place, upon the consummation of such Change of Control, an additional 50% of Mr. Blohm’s then unvested stock options and 100% of the then unvested PSUs 100% would have vested and become immediately exercisable.

Mr. Blohm has also agreed, among other things, during the term of his employment and for one year thereafter not to engage in any competing activities with the business of the Company.

Outstanding Equity Awards at 2017 Fiscal Year-End

The following table shows all outstanding equity awards for the named executive officers in the Summary Compensation Table as of December 31, 2017.

		Option Awards				Stock Awards
Name		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Scott W. Schorer(1)	2017	31,986	138,614	$0.78	1/12/2027	—	$—
President and Chief Executive Officer	2016	109,375	140,625	$0.80	3/23/2026	250,000	$272,000
Brian Callahan(2)	2017	18,285	79,250	$0.78	1,12,2027	—	$—
Chief Compliance Officer	2016	35,664	59,442	$0.66	5,9,2026	95,126	$103,687
						47,533	$51,811
Karl-Heinz Blohm, Ph.D.(3)	2017	—	—	$—		—	$—
Vice President, International	2016	18,750	56,250	$1.35	1/15/2018	10,842	$11,818
		7,920	4,735	$5.38	1/15/2018
		5,300	481	$38.30	1/15/2018
		5,199	—	$44.40	1/15/2018
		40,000	—	$5.90	1/15/2018

(1)	The option and stock awards shown for Mr. Schorer were issued consistent with the terms of his Employment Agreement. The Options granted in 2016 vest as to 25% of the shares on the first anniversary of the grant date, and equally over each successive quarter thereafter for three years, provided that he remains employed by the Company on the vesting dates. The Options granted in 2017 will vest quarterly over four years, provided that he remains employed by the Company on the vesting dates. The stock award was issued in the form of performance stock units (“PSUs”). The PSUs will be issued to Mr. Schorer according to certain performance targets as detailed in his Employment Agreement.
(2)	The option and stock awards shown for Mr. Callahan were issued consistent with the terms of his Employment Agreement. The Options granted in 2016 vest as to 25% of the shares on the first anniversary of the grant date, and equally over each successive quarter thereafter for three years, provided that he remains employed by the Company on the vesting dates. The Options granted in 2017 vest quarterly over four years, provided that he remains employed by the Company on the vesting dates. The stock awards were issued in the form of performance stock units (“PSUs”). The PSUs were to be issued to Mr. Callahan according to certain performance targets as detailed in his Employment Agreement. On April 13, 2018, the Company terminated Mr. Callahan’s employment, effective May 15, 2018.
(3)	In fiscal 2016, Mr. Blohm was awarded and option to purchase 75,000 shares of the Company. The Options were to vest as to 25% of the shares on the first anniversary of the grant date, and equally over each successive quarter thereafter for three years, provided that he remains employed by the Company on the vesting dates. Mr. Blohm resigned from the Company effective October 15, 2017. As of December 31, 2017, Mr. Blohm had 18,750 outstanding exercisable shares. All of Mr. Blohm’s shares were cancelled as of March 30, 2018.

Pension Benefits

We do not have any plans that provide for payments or other benefits at, following or in connection with the retirement of our employees, other than our 401(k) retirement plan which is available for all of our employees, including our named executive officers.

Nonqualified Deferred Compensation

We do not have any nonqualified defined contribution plans or other deferred compensation plan.

Potential Payments upon Termination or Change of Control

Upon termination of employment without cause or a resignation for good reason, our named executive officers and our current chief executive officer, Scott Schorer, are entitled to receive certain severance payments and other benefits. In determining whether to approve and in setting the terms of such severance arrangements, our compensation committee and our board recognize that executives, especially highly-ranked executives, often face challenges securing new employment following termination. We have agreed to provide severance benefits to our named executive officers and our current chief executive officer, as described below.

Scott Schorer. Severance amounts for termination without cause or a resignation for good reason for Mr. Schorer include: (A) an amount equal to six months of his base salary to be paid over a six-month period (unless such termination occurs (i) after December 31, 2017 or (ii) prior to January 1, 2018 and the Company has affirmatively decided to continue development of the EndoBarrier; in each such case Mr. Schorer will be entitled to receive 12 months of his base salary to be paid over a 12-month period); a pro-rata portion of Mr. Schorer’s at- target performance bonus as then in effect for the calendar year in which the termination occurs; and (C) COBRA premiums paid by the Company for Mr. Schorer and Mr. Schorer’s eligible dependents for up to six months after the termination date (unless such termination occurs (i) after December 31, 2017 or (ii) prior to January 1, 2018 and the Company has affirmatively decided to continue development of the EndoBarrier; in each such case Mr. Schorer will be entitled to such COBRA premium payments for up to 12 months after the termination date). Mr. Schorer’s offer letter also provides that 100% of any unvested stock options and performance stock units will immediately vest and become exercisable as of the consummation of a change in control in the Company.

Brian Callahan. Severance amounts for termination without cause or a resignation for good reason for Mr. Callahan include: (A) an amount equal to six months of his base salary to be paid over a six-month period (unless such termination occurs after December 31, 2017 or (ii) prior to January 1, 2018 and the Company has affirmatively decided to continue development of the EndoBarrier; in each such case Mr. Callahan will be entitled to receive 12 months of his base salary to be paid over a 12-month period); (B) a pro-rata portion of Mr. Callahan’s at-target performance bonus as then in effect for the calendar year in which the termination occurs; and (C) COBRA premiums paid by the Company for Mr. Callahan and Mr. Callahan’s eligible dependents for up to six months after the termination date (unless such termination occurs (i) after December 31, 2017 or (ii) prior to January 1, 2018 and the Company has affirmatively decided to continue development of the EndoBarrier; in each such case Mr. Callahan will be entitled to such COBRA premium payments for up to 12 months after the termination date). Mr. Callahan’s offer letter also provides that 100% of any unvested stock options and performance stock units will immediately vest and become exercisable as of the consummation of a change in control in the Company. On April 13, 2018, the Company terminated Mr. Callahan’s employment, with such termination to be effective May 15, 2018.

Karl Heinz-Blohm. Mr. Heinz-Blohm resigned his employment with the Company effective October 15, 2017.

We believe that our named executive officers’ and our current chief executive officer’s severance packages are in line with severance packages offered to executive officers of similar rank at companies of similar size to us in our industry.

Director Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2017 to each of our non-employee directors who received compensation for their service as directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Daniel J. Moore	$75,578	$—	$—	$—	$—	$—	$75,578
Timothy J. Barberich	$63,000	$—	$—	$—	$—	$—	$63,000
Graham J. Bradley, AM	$55,412	$—	$—	$—	$—	$—	$55,412
Anne J. Keating	$53,350	$—	$—	$—	$—	$—	$53,350
Oern R. Stuge, M.D.	$52,656	$—	$22,800	$—	$—	$—	$75,456
Juliet Thompson(1)	$23,239	$—	$50,100	$—	$—	$—	$73,339

(1)	Juliet Thompson’s option award grant is subject to stockholder approval at the 2018 annual meeting of stockholders

There were no stock or option awards to directors in fiscal 2017 except as noted for Oern R. Stuge, M.D. and Juliet Thompson.

In August 2011, our board adopted a non-executive director compensation policy, which was amended in May 2014 and further amended in January 2017, pursuant to which the non-executive directors will be compensated for their service on our board including as members of the various committees of our board. The number of directors on our board is determined from time to time by our board, up to a maximum of ten directors. The material terms of the policy are as follows:

•	each non-executive director will receive an annual fee of $50,000 payable for the director’s service during the year;

•	the chairman of our board will receive an additional annual fee of $25,000 payable for that director’s service during the year;

•	each non-executive director who serves as either a member or chair of certain committees of our board will receive an additional annual fee for their work on such committee as either a member or chair as follows:

•	audit committee: chair ($15,000) and member ($3,000);

•	compensation committee: chair ($10,000) and member ($2,000); and

•	nominating and corporate governance committee: chair ($5,000) and member ($1,000).

These fees are payable quarterly in arrears as of the last day of each fiscal quarter. Each director is also entitled to be reimbursed for reasonable travel and other expenses incurred in connection with attending meetings of our board and any committee on which he or she serves.

Each of our non-executive directors received an initial grant of non-qualified options to purchase 13,000 shares of our common stock at the initial public offering price. These options were granted on August 1, 2011 to our then-serving non-executive directors and vest as to 20% of the shares on the first anniversary of the grant date and to an additional 1.667% of the total shares on the same day of each month thereafter until August 1, 2016, subject to the director’s continued service on our board.

Each non-executive director whose service on our board commences at or following January 12, 2017 was granted a non-qualified stock option to purchase 30,000 shares of our common stock under our 2011 Stock Plan on the date of his or her initial appointment or election to our board and furthermore, each continuing director thereafter shall be granted a non-qualified stock option to purchase 8,000 shares of our common stock under our 2011 Stock Plan. Each option granted upon initial appointment shall vest over three years from the date of the grant in (i) one installment of 33% of the shares on the first anniversary of the date of the grant and (ii) 24 substantially equal monthly installments thereafter, each subject to the non-executive director’s continued service on our board. Each option granted to a continuing director shall grant in full on the first anniversary of the date of the grant.

In January 2014, at the recommendation of our compensation consultant, the board amended our non- executive director compensation policy to reflect that beginning in 2014, each non-executive director shall be granted a non-qualified stock option to purchase 1,000 shares of our common stock and a restricted stock unit for 1,000 shares of our common stock under the 2011 Stock Plan each year. Each such award shall vest in full on the first anniversary of the grant date, each subject to the non-executive director’s continued service on our board. On March 21, 2016, the board of directors waived the 2016 annual grant of stock options to purchase 1,000 shares of our common stock and a restricted stock unit for 1,000 shares of our common stock under our 2011 Stock Plan to each of our non-executive directors under our current non-executive director compensation policy.

In January 2017, the board amended our non-executive director compensation policy to reflect that beginning in 2017, each non-executive director shall be granted a non-qualified stock option to purchase 8,000 shares of our common stock under the 2011 Stock Plan each year. Each such award shall vest in full on the first anniversary of the grant date, each subject to the non-executive director’s continued service on our board.

Securities Authorized for Issuance Under Equity Compensation Plans

As a result of our listing on the ASX, all equity grants to directors are subject to stockholder approval under the ASX Listing Rules.

Unless otherwise specified by our board or the compensation committee at the time of grant, all options granted under this policy shall (i) have an exercise price equal to the fair market value of the Company’s common stock as determined pursuant to the 2011 Stock Plan on the date of grant and (ii) such options shall become exercisable in full immediately prior to a change of control of the Company. Our non-executive directors in Australia will also be subject to a six-month restriction on selling any of our common stock or CDIs following the exercise of their options.

The table below sets forth information with regard to shares authorized for issuance under our equity compensation plans as of December 31, 2017. As of December 31, 2017, we had two active equity compensation plans, each of which was approved by our stockholders:

•	Our 2003 Omnibus Stock Plan; and

•	Our 2011 Employee, Director and Consultant Equity Incentive Plan.

Plan Category	Number of shares to be issued upon exercise of outstanding options or vesting of restricted stock units	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans1
Equity compensation plans approved by security holders	1,384,880	9.77	1,181,920
Equity compensation plans not approved by security holders	—		—

Total	1,384,880	9.77	1,181,920

1)	Our 2011 Employee, Director and Consultant Equity Incentive Plan allows for an annual increase in the number of shares available for issue commencing on the first day of each fiscal year during the period beginning in fiscal year 2012 and ending in fiscal year 2020. The annual increase in the number of shares shall be equal to the lowest of: (i) 500,000 shares; (ii) 4% of the number of common shares outstanding as of such date; and (iii) an amount determined by our board of directors or our compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2018, information regarding beneficial ownership of our common stock, and common stock held as CDIs, by the following:

•	each person, or group of affiliated persons, who is known by us to beneficially own 5% or more of any class of our voting securities;

•	each of our directors;

•	each of our named executive officers; and

•	all current directors and executive officers as a group.

Beneficial ownership is determined according to the rules of the SEC. Beneficial ownership generally includes voting or investment power of a security and includes shares underlying options that are currently exercisable or exercisable within 60 days of March 31, 2018. This table is based on information supplied by officers, directors and principal stockholders. Except as otherwise indicated, we believe that the beneficial owners of the CDIs and common stock listed below, based on the information each of them has given to us, have sole investment and voting power with respect to their shares, except where community property laws may apply.

Percentage of ownership is based on 12,333,101 shares of outstanding common stock, or common stock equivalent CDIs, outstanding on March 31, 2018. Unless otherwise indicated, we deem shares subject to options that are exercisable within 60 days of March 31, 2018, to be outstanding and beneficially owned by the person holding the options for the purpose of computing percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the ownership percentage of any other person.

Following our reverse stock split effected on April 9, 2015, because CDIs represent one-fiftieth of a share of our common stock, converting the number of CDIs owned by the person holding them into the equivalent number of shares of common stock may result in fractional shares of common stock. In the following table, the number of shares of common stock owned by each beneficial owner is rounded down to the nearest whole share of common stock.

Unless otherwise indicated in the table, the address of each of the individuals named below is: c/o GI Dynamics, Inc., PO Box 51915, Boston, MA 02205, U.S.A.

Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percentage of Common Stock
5% Shareholders
Crystal Amber Fund Limited(1)	5,855,129	47.47%
Medtronic, Inc.(2)	782,308	6.34%
Advanced Technology Ventures and Affiliated Entities(3)	663,455	5.38%
Directors and Executive Officers
Daniel J. Moore(4)	10,000	*
Timothy J. Barberich(5)	17,638	*
Oern Stuge(6)	12,500	*
Juliet Thompson	—	—
Scott W. Schorer(7)	178,312	1.43%
Brian Callahan(8)	78,032	*
All directors and executive officers as a group (6 persons)(9)	296,482	2.35%

*	Indicates less than 1%

(1)	Based upon our corporate records and the information provided by Crystal Amber Fund Limited (“CAFL”), in a Notice of Change of Interests of Substantial Holder (Form 604) filed with the ASX on March 8, 2018, reporting as of March 8, 2018. The address for CAFL is Heritage Hall, PO Box 225, Le Marchant Street, St. Peter Port, Guernsey.
(2)	Based upon our corporate records and the information provided by Medtronic, Inc. in a Schedule 13G/A filed on February 16, 2016, reporting as of January 26, 2015. According to this Schedule 13G/A, Medtronic, Inc. has sole voting power with respect to 782,308 shares of common stock, sole dispositive power with respect to all of these shares, and shared voting and dispositive power with respect to none of these shares. The address for Medtronic, Inc. is 710 Medtronic Parkway, Minneapolis, MN 55432.
(3)	Based upon our corporate records and the information provided by Advanced Technology Ventures to us on April 11, 2018, consists of (i) 540,968 shares held by Advanced Technology Ventures VII, L.P. (“ATV VII”), (ii) 21,709 shares held by Advanced Technology Ventures VII (B), L.P. (“ATV VII-B”), (iii) 10,434 shares held by Advanced Technology Ventures VII (C), L.P. (“ATV VII-C”), (iv) 3,224 shares held by ATV Entrepreneurs VII, L.P. (“ATV VII-E” and together with ATV VII, ATV VII-B, ATV VII-C, collectively referred to as the “ATV VII Entities”), (v) 90,344 shares held by Advanced Technology Ventures VI, L.P. (“ATV VI”), 5,767 shares held by ATV Entrepreneurs VI, L.P. (“ATV VI-E” and together with ATV VI, collectively referred to as the “ATV VI Entities”), and 330 shares held by ATV Alliance 2002, L.P. (“ATV Alliance”, which together with the ATV VI Entities and ATV VII Entities are collectively referred to as the “ATV Entities”). Voting and dispositive decisions of the ATV VII Entities are made by a board of six managing directors (the “ATV VII Managing Directors”), each of whom disclaims beneficial ownership of the shares held by the ATV VII Entities. Voting and dispositive decisions of the ATV VI Entities are made by a board of five managing directors (the “ATV VI Managing Directors”), each of whom disclaims beneficial ownership of the shares held by the ATV VI Entities. Each of ATV VII Entities and ATV VI Entities disclaims beneficial ownership of any shares held by any of the ATV Entities. The address for Advanced Technology Ventures is 500 Boylston Street, Suite 1380, Boston, MA 02116.
(4)	Includes 10,000 shares subject to options exercisable within 60 days of March 31, 2018.
(5)	Includes 15,000 shares subject to options exercisable within 60 days of March 31, 2018.
(6)	Includes 12,500 shares subject to options exercisable within 60 days of March 31, 2018.
(7)	Includes 178,312 shares subject to options exercisable within 60 days of March 31, 2018.
(8)	Includes 78,032 shares subject to options exercisable within 60 days of March 31, 2018.
(9)	Includes 293,844 shares subject to options exercisable within 60 days of March 31, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

There are no existing agreements or arrangements and there are no currently proposed transactions in which the Company was, or is to be, a participant, in which the amount involved exceeded or will exceed $120,000 and in which any current director, executive officer, beneficial owner of more than 5% of our common stock, or entities affiliated with them, had or will have a material interest, except that (i) in September 2011, we entered into agreements with certain of our directors and substantial stockholders with respect to the conversion of the then existing preferred stock into common stock, the repayment of our outstanding convertible term notes and purchases of our CDIs by the note holders in our initial public offering on the ASX, (ii) in June 2017, we issued a convertible term promissory note in the aggregate principal amount of $5.0 million to Crystal Amber Fund Limited, our largest shareholder, which note accrues interest at 5% per annum compounded annually, is secured by substantially all of our personal property, matures on December 31, 2018, and contains certain provisions for conversion during the term of the note, and (iii) in January 2018, we entered into an agreement to offer and sell an aggregate of 27,391,756 CDIs (equivalent to 547,835 shares of common stock) at an issue price of A$0.035 per CDI to Crystal Amber Fund Limited in a private placement, which offer and sale was consummated in March 2018.

Policies and Procedures for Review and Approval of Related Party Transactions

We have adopted a policy and procedure for related party transactions. Our audit committee is responsible for reviewing and approving all transactions in which we are a participant and in which any parties related to us, including our executive officers, directors, beneficial owners of more than 5% of our common stock, immediate family members of the foregoing persons and any other persons whom the board determines may be considered related parties of the Company, has or will have a direct or indirect material interest. The audit committee or its chairman, as the case may be, will only approve those related party transactions that are determined to be in, or are not inconsistent with, the best interests of the Company and its stockholders, after taking into account all available facts and circumstances as the audit committee or the chairman determines in good faith to be necessary. Transactions with related parties will also be subject to stockholder approval to the extent required by the listing rules of ASX.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

In June 2016, the Company dismissed Ernst & Young LLP (“EY”) as the Company’s independent registered public accounting firm effective as of such date. On and effective as of that same date, the Company engaged Moody, Famiglietti & Andronico, LLP (“MFA”), as approved by the audit committee of the Board of Directors of the Company, as the Company’s independent registered public accounting firm.

The following table presents fees for professional audit services rendered by both MFA and EY for the audit of our annual financial statements for the years ended December 31, 2017, and 2016, and fees billed for other services rendered by EY and MFA during those periods.

	2017	2016
Audit fees(1)	$141,323	$165,410
Audit related fees(2)	$—	$15,000
Tax fees(3)	$28,500	$22,145
All other fees	$1,000	$—

Total	$170,823	$202,555

(1)	Audit fees for 2017 and 2016 were for professional services rendered for the audits of our financial statements, including accounting consultation, review of our Registration Statements on S-8, and reviews of our quarterly financial statements.
(2)	Audit related fees for 2016, were for professional services rendered to consent to the inclusion of the audit of our financial statements for the fiscal years ended December 31, 2015 and 2014 in our Registration Statements on S-8.
(3)	Tax fees for 2017 and 2016 were for tax compliance, tax planning and tax advice, including preparation of our federal and state tax returns and international taxation advice.

Policy Regarding Pre-Approval of Audit and Permissible Non-audit Services Provided by the Independent Public Accountant

The audit committee is responsible for approving in advance the engagement of the independent auditor for all audit services and non-audit services, based on independence, qualifications and, if applicable, performance, and approving the fees and other terms of any such engagement. Of the services described above performed by MFA in 2017 and 2016, all were pre-approved by the audit committee and no fees were paid under a de minimus exception that waives pre-approval for certain non-audit services.

REPORT OF AUDIT COMMITTEE

The audit committee of the board of directors, which consists entirely of directors who meet the independence and experience requirements of the ASX, has furnished the following report:

The audit committee assists the board in overseeing and monitoring the integrity of our financial reporting process, compliance with legal and regulatory requirements and the quality of internal and external audit processes. This committee’s role and responsibilities are set forth in our charter adopted by the board, which is available on our website at www.gidynamics.com. This committee reviews and reassesses our charter annually and recommends any changes to the board for approval. The audit committee is responsible for overseeing our overall financial reporting process, and for the appointment, compensation, retention, and oversight of the work of Moody, Famiglietti & Andronico, LLP. In fulfilling its responsibilities for the financial statements for fiscal year 2017, the audit committee took the following actions:

•	Reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2017 with management and Moody, Famiglietti & Andronico, LLP, our independent registered public accounting firm;

•	Discussed with Moody, Famiglietti & Andronico, LLP the matters required to be discussed in accordance with Auditing Standard No. 16—Communications with Audit Committees; and

•	Received written disclosures and the letter from Moody, Famiglietti & Andronico, LLP regarding its independence as required by applicable requirements of the Public Company Accounting Oversight Board regarding Moody, Famiglietti & Andronico, LLP communications with the audit committee and the audit committee further discussed with Moody, Famiglietti & Andronico, LLP their independence. The audit committee also considered the status of pending litigation, taxation matters and other areas of oversight relating to the financial reporting and audit process that the committee determined appropriate.

Based on the audit committee’s review of the audited financial statements and discussions with management Moody, Famiglietti & Andronico, LLP and Ernst & Young LLP (“EY”), the audit committee recommended to the board that the audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for filing with the SEC.

Members of the GI Dynamics, Inc. Audit Committee

Timothy J. Barberich

Juliet Thompson

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as part of this Annual Report on Form 10-K

(1)	Consolidated Financial Statements. See Index to Consolidated Financial Statements at page F-1 of the 10-K.

(2)	Consolidated Financial Statement Schedules

No schedules are submitted because they are not applicable, not required or because the information is included in the Consolidated Financial Statements or Notes to Consolidated Financial Statements.

(3)	Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit No:	Description

3.1.1	Certificate of Incorporation of GI Dynamics, Inc. incorporated by reference to Exhibit 3.1 of GI Dynamics, Inc.’s registration statement on Form 10, filed with the SEC on April 30, 2014

3.1.2	Certificate of Amendment to the Restated Certificate of Incorporation of GI Dynamics, Inc. incorporated by reference to Exhibit 3.1 of GI Dynamics, Inc.’s Current Report on Form 8-K, filed with the SEC on April 9, 2015

3.1.3	Certificate of Amendment to the Restated Certificate of Incorporation of GI Dynamics, Inc. incorporated by reference to Exhibit 3.1.3 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2017

3.2	Bylaws of GI Dynamics, Inc. incorporated by reference to Exhibit 3.2 of GI Dynamics, Inc.’s registration statement on Form 10, filed with the SEC on April 30, 2014

4.1	Form of Warrant incorporated by reference to Exhibit 4.1 of GI Dynamics, Inc.’s registration statement on Form 10, filed with the SEC on April 30, 2014

4.2	Warrant dated May 4, 2016, between GI Dynamics, Inc. and Danforth Advisors, LLC incorporated by reference to Exhibit 4.1 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2016

10.1†	2011 Employee, Director and Consultant Equity Incentive Plan incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Annual Report on Form 10-K, filed with the SEC on March 30, 2015

10.2†	2003 Omnibus Stock Plan incorporated by reference to Exhibit 10.2 of GI Dynamics, Inc.’s registration statement on Form 10, filed with the SEC on April 30, 2014

10.3	Form of Indemnification Agreement incorporated by reference to Exhibit 10.4 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2014

10.4	Sublease Agreement, dated May 23, 2013, between GI Dynamics, Inc. and Cambridge Technology, Inc. incorporated by reference to Exhibit 10.8 of GI Dynamics, Inc.’s registration statement on Form 10, filed with the SEC on April 30, 2014

10.5	Technology Transfer Agreement, dated May 27, 2003, between GI Dynamics, Inc. and Seedling Enterprises, LLC incorporated by reference to Exhibit 10.9 of GI Dynamics, Inc.’s registration statement on Form 10, filed with the SEC on June 13, 2014

10.6†	Non-Employee Director Compensation Policy incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Current Report on Form 8-K, filed with the SEC on September 12, 2014

10.7†	Separation Agreement, dated January 21, 2015 between GI Dynamics, Inc. and Robert W. Crane incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Current Report on Form 8-K, filed with the SEC on January 29, 2015

10.8†	Letter of Employment, dated March 23, 2016, between GI Dynamics, Inc. and Scott Schorer incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Current Report on Form 8-K, filed with the SEC on March 24, 2016

10.9†	Letter of Employment, dated May 9, 2016, between GI Dynamics, Inc. and Brian Callahan incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2016

10.10	Lease Agreement, dated June 1, 2016, between GI Dynamics, Inc. and E F and C, LLC incorporated by reference to Exhibit 10.2 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2016

10.11	Note Purchase Agreement, dated June 15, 2017, by and between GI Dynamics, Inc. and Crystal Amber Fund Limited, as purchaser, incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2017

10.12	Senior Secured Convertible Promissory Note, dated June 15, 2017, by and between GI Dynamics, Inc., as payor, and Crystal Amber Fund Limited, as holder, incorporated by reference to Exhibit 10.2 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2017

21.1	Subsidiaries of the Registrant incorporated by reference to Exhibit 21.1 of GI Dynamics, Inc.’s registration statement on Form 10, filed with the SEC on April 30, 2014

23.1**	Consent of Moody, Famiglietti & Andronico, LLP

31.1**	Certification of principal executive officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act

31.2**	Certification of principal financial officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act

31.3*	Certification of principal executive officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act

31.4*	Certification of principal financial officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act

32.1‡	Certification of principal executive officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.2‡	Certification of principal financial officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Database

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Filed as an exhibit to the 10-K, filed with the SEC on March 28, 2018.
‡	Furnished as an exhibit to the 10-K, filed with the SEC on March 28, 2018.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

GI Dynamics, Inc.

Date: April 30, 2018	By:	/s/ SCOTT W. SCHORER
	Name:	Scott W. Schorer
	Title:	President, Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SCOTT W. SCHORER Scott W. Schorer	President, Chief Executive Officer (Principal Executive Officer)	April 30, 2018

/s/ DAVE BRUCE Dave Bruce	Director of Finance, Secretary (Principal Financial and Accounting Officer)	April 30, 2018

/s/ DANIEL J. MOORE Daniel J. Moore	Chairman and Director	April 30, 2018

/s/ TIMOTHY J. BARBERICH Timothy J. Barberich	Director	April 30, 2018

/s/ OERN STUGE, MD Oern Stuge, MD	Director	April 30, 2018

/s/ JULIET THOMPSON Juliet Thompson	Director	April 30, 2018