Form 10-Q
period 2018-03-31
GI DYNAMICS, INC.
filed 2018-05-15
CIK 1245791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Emerging growth company  ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

As of May 10, 2018, there were 12,133,101 shares of common stock outstanding.

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

FOR THE QUARTER ENDED MARCH 31, 2018

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

Trademarks

EndoBarrier ® and various company logos are the trademarks of the Company, in the United States and other countries. All other trademarks and trade names mentioned in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

GI Dynamics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$2,563	$3,034
Restricted cash	30	30
Accounts receivable, net	-	40
Prepaid expenses and other current assets	294	265
Total current assets	2,887	3,369
Property and equipment, net	86	97
Total assets	$2,973	$3,466
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$838	$1,191
Accrued expenses	1,140	1,021
Deferred revenue	11	11
Short term debt to related party, net of debt issuance costs	4,947	4,929
Total current liabilities	6,936	7,152
Warrant liability	28	29
Total liabilities	6,964	7,181
Commitments (Note 11)
Stockholders’ deficit:
Preferred stock, $0.01 par value – 500,000 shares authorized; no shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value – 50,000,000 authorized at March 31, 2018 and December 31, 2017, respectively; 12,333,101 and 11,157,489 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	124	112
Additional paid-in capital	256,814	255,294
Accumulated deficit	(260,929)	(259,121)
Total stockholders’ deficit	(3,991)	(3,715)
Total liabilities and stockholders’ deficit	$2,973	$3,466

The accompanying notes are an integral part of these condensed consolidated financial statements.

GI Dynamics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue	$-	$102
Cost of revenue	—	144
Gross loss	—	(42)

Operating expenses:
Research and development	373	1,061
Sales and marketing	204	455
General and administrative	1,185	1,087
Total operating expenses	1,762	2,603
Loss from operations	(1,762)	(2,645)

Other income (expense):
Interest income	7	7
Interest expense	(81)	—
Foreign exchange gain (loss)	9	(2)
Re-measurement of warrant liability	1	(51)
Other expense, net	(64)	(46)
Loss before income tax expense	(1,826)	(2,691)
(Benefit from) Provision for income taxes	(18)	6
Net loss	$(1,808)	$(2,697)

Basic and diluted net loss per common share	(0.15)	$(0.24)
Weighted-average number of common shares used in basic and diluted net loss per common share	11,803,221	11,115,875
Comprehensive loss	$(1,808)	$(2,697)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GI Dynamics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net loss	$(1,808)	$(2,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11	19
Stock-based compensation expense	29	20
Amortization of debt issuance non-cash interest expense	18	—
Re-measurement of warrant liability	(1)	51
Change in inventory reserve	—	51
Changes in operating assets and liabilities:
Accounts receivable	40	(57)
Prepaid expenses and other current assets	(29)	30
Inventory	—	89
Accounts payable	(353)	(47)
Accrued expenses	119	(427)
Net cash used in operating activities	(1,974)	(2,968)

Financing activities
Proceeds from issuance of common stock	1,503	131
Payments on long term debt	—	(91)
Net cash provided by financing activities	1,503	40
Net decrease in cash and cash equivalents	(471)	(2,928)
Cash, cash equivalents and restricted cash at beginning of period	3,064	8,323
Cash, cash equivalents and restricted cash at end of period	$2,593	$5,395
Supplemental cash flow disclosures
Income taxes paid	$11	$15
Effect on retained earnings of adopting ASU No. 2016-09 in 2017	$—	$28

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

The current treatment paradigm for type 2 diabetes is pharmacological, whereby treating clinicians prescribe a treatment regimen of 1–4 concurrent medications that could include insulin for patients with higher levels of blood sugar. Insulin carries a significant risk of increased mortality and directly contributes to weight gain, which in turn leads to higher levels of insulin resistance and diabetes. In other words, the primary drug used to treat severe type 2 diabetes raises risk significantly and increases the downstream progression of the disease by increasing obesity. Fewer than 50% of patients treated pharmacologically for type 2 diabetes are adequately managed, meaning that medication does not halt the progressive nature of diabetes for these patients.

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

In December 2017, the Company received notification from the Medicines and Healthcare Products Regulatory Agency (“MHRA”) that all EndoBarrier delivery systems (liners) in customers’ inventory need to be returned to the Company.

From its inception in 2003 to its initial public offering (“IPO”) in 2011, the Company was financed by a series of preferred stock financings In September 2011, the Company completed its initial public offering (“IPO”) of common stock in the form of CHESS Depositary Interests (“CDIs”) in Australia. As a result of the IPO and simultaneous private placement in the U.S., the Company raised a total of approximately $72.5 million in proceeds, net of expenses and repayment of $6.0 million of the Company’s Convertible Term Promissory Notes. Additionally, in July and August 2013, the Company issued CDIs on the Australian Securities Exchange (“ASX”) through a private placement and Share Purchase Plan (“SPP”), which raised a total of approximately $52.5 million, net of expenses. In May 2014, the Company raised an additional total of approximately $30.8 million, net of expenses, when it issued CDIs on the ASX through a private placement.

On December 20, 2016, the Company completed a private placement issue of 69,865,000 CDIs (1,397,300 shares) at an issue price of $0.22 per CDI raising approximately $1.0 million, net of issuance costs. In January 2017, the Company completed the issue of 12,481,600 CDI’s (249,632 shares) to eligible investors under a Security Purchase Plan for approximately $0.83 per share (A$0.022 per CDI) resulting in net proceeds after issuance costs of approximately $0.2 million.

In June 2017, the Company completed a Convertible Term Promissory Note (the “Note”) financing with its largest shareholder Crystal Amber for a gross amount of $5.0 million that accrues interest at 5% per annum compounded annually. Crystal Amber is deemed a Related Party of the Company due to the size of its ownership position. The Note is due by December 31, 2018 and contains provisions for conversion during the term of the Note, subject to shareholder approval (See Note 10 of the Condensed Consolidated Financial Statements for a more complete description of the terms and conditions).

In January and March 2018, the Company raised approximately $1.6 million in an offering of its CDIs to sophisticated and professional investors, including certain existing investors, in Australia, the United States and the United Kingdom.

Going Concern Evaluation

As of March 31, 2018, the Company’s primary source of liquidity is its cash and cash equivalents balances. The Company continues to evaluate which markets are appropriate to continue pursuing reimbursement, market awareness and general market development and selling efforts, and continues to restructure its business and costs, establish new priorities, and evaluate strategic options. As a result, if the Company remains in business, it expects to incur significant operating losses for the next several years.

The Company has incurred operating losses since inception and at March 31, 2018 had an accumulated deficit of approximately $261 million, a working capital deficit of $4 million, and cash used in operating activities of approximately $2 million. The Company expects to incur significant operating losses and use cash from operations for the next several years. At March 31, 2018, the Company had approximately $2.6 million in cash and cash equivalents. The Company does not expect its current cash balances will be sufficient to operate beyond the second quarter of 2018. The Company will need to raise additional funds through any combination of collaborative arrangements, strategic alliances, and additional equity and debt financings or from other sources.

On May 2, 2018, the Company announced that it has received a binding commitment for a $1.75 million convertible note and warrant financing with its major shareholder, Crystal Amber Fund Limited, who is a related party as defined by ASX. The financing is subject to the approval of the Company’s shareholders. The letter of intent terminates if such approval is not received by June 15, 2018. The financing is intended to provide the Company with adequate working capital through to towards the end of the third quarter of 2018.

If the $1.75 million convertible note and warrant financing is not approved by shareholders, the Company will most likely be forced to consider a possible wind up or dissolution of the business. If the $1.75 million convertible note and warrant financing is approved by shareholders, the Company will need to raise additional capital before the end of the third quarter in order to continue to pursue its current business objectives as planned and to continue to fund its operations. The Company is seeking additional funds through any combination of additional equity and debt financings or from other sources. The Company has no guaranteed source of capital that will sustain operations through the second quarter if the Crystal Amber Fund Limited financing is not approved by shareholders and there can be no assurance that other potential financing opportunities will be available on acceptable terms, if at all. If the Company is unable to raise capital when needed, it could be forced to cease operations. As such, if access to capital is not achieved in the near term, it will materially harm the Company’s business, financial condition and results of operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The condensed consolidated financial statements as of March 31, 2018 and December 31, 2017 and for the quarter ended March 31, 2018 and 2017 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

2. Summary of Significant Accounting Policies and Basis of Presentation

The accompanying condensed consolidated financial statements and the related disclosures as of March 31, 2018, and for the three months ended March 31, 2018 and 2017, are unaudited and have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K (“Form 10-K”), filed with the SEC on March 28, 2018. The December 31, 2017 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP for complete financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investment instruments with an original maturity when purchased of three months or less to be cash equivalents. Investments qualifying as cash equivalents primarily consist of money market funds and have a carrying amount that approximates fair value. The amount of cash equivalents included in cash and cash equivalents was approximately $2.6 million and $3.0 million at March 31, 2018 and December 31, 2017, respectively.

 At March 31, 2018 and December 31, 2017, the Company had approximately $0 and $0.3 million of cash and cash equivalents denominated in euros that is subject to foreign currency gain and loss.

Inventory

The Company states inventory at the lower of first-in, first-out cost or net realizable value. When capitalizing inventory, the Company considers factors such as status of regulatory approval, alternative use of inventory, and anticipated commercial use of the product. At March 31, 2018 and December 31, 2017, the Company had a net inventory balance of $0.

Property and Equipment

Property and equipment, including leasehold improvements, are recorded at cost and are depreciated when placed in service using the straight-line method based on their estimated useful lives as follows:

	March 31,	December 31,
	2018	2017
Laboratory and manufacturing equipment	$591	$591
Computer equipment and software	1,179	1,179
Office furniture and equipment	183	183
Leasehold improvements	21	21
	1,974	1,974
Less accumulated depreciation and amortization	(1,888)	(1,877)
Total	$86	$97

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

Revenue Recognition

     Effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) using the modified retrospective method. ASU 2014-09 is a comprehensive revenue recognition standard that superseded nearly all existing revenue recognition guidance. Upon adoption, the Company discontinued revenue deferral under the sell-through model and commenced recording revenue upon delivery to distributors, net of estimated returns. The adoption of ASU 2014-09 had no impact upon adoption. The comparative financial information presented has not been restated and continues to be reported under the accounting standards in effect for those periods.

     Revenues include product sales, net of estimated returns. As of January 1, 2018, revenue is measured as the amount of consideration the Company expects to receive in exchange for product transferred. It is recognized when contractual performance obligations have been satisfied and control of the product has been transferred to the customer. In most cases, the Company has a single product delivery performance obligation. Product returns are estimated based on historical data and evaluation of current information.

     From January 1, 2018 to March 31, 2018, the Company did not enter into any revenue contracts with customers and did not recognize or defer any revenue related to new contracts.

At March 31, 2018 and December 31, 2017, the Company had deferred revenue of approximately $11 thousand.

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

Patent Costs

The Company expenses as incurred all costs, including legal expenses, associated with obtaining patents until the patented technology becomes feasible. All costs incurred after the patented technology is feasible will be capitalized as an intangible asset. As of March 31, 2018 and December 31, 2017, no such costs had been capitalized. The Company has expensed approximately $0 million and $0.1 million of patent costs within general and administrative expenses in the consolidated statements of operations and comprehensive loss for each quarter ended March 31, 2018 and 2017, respectively.

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

Stock awards to non-employees are accounted for in accordance with ASC 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). The measurement date for non-employee awards is generally the date performance of services required from the non-employee is complete. For non-employee awards that vest based on service conditions, the Company expenses the value of the awards over the related service period, provided they expect the service condition to be met. The Company records the expense of services rendered by non- employees based on the estimated fair value of the stock option using the Black-Scholes option pricing model over the contractual term of the non-employee. The fair value of unvested non-employee awards is remeasured at each reporting period and expensed over the vesting term of the underlying stock options on a straight-line basis. The Company adopted ASU No. 2016-09 Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting during the year ended December 31, 2017, the Company adjusted its accumulated deficit related to the accounting policy election to recognize the impact of share-based award forfeitures only as they occur rather than by applying an estimated forfeiture rate as previously required. ASU No. 2016-09 requires that this change be applied using a modified-retrospective transition method by means of a cumulative-effect adjustment to accumulated deficit as of the beginning of the fiscal year in which the guidance is adopted. As a result of this adoption, the Company recorded a decrease to accumulated deficit of approximately $28 thousand with an offset to Additional Paid in Capital during the three months ended March 31, 2017.

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

As of March 31, 2018 and 2017, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible. As a result, no related reserves have been established.

Subsequent Events

     The Company evaluates events occurring after the date of its condensed consolidated balance sheet for potential recognition or disclosure in its condensed consolidated financial statements. There have been subsequent events that occurred through the date the Company issued its condensed consolidated financial statements that require disclosure in or adjustment to its condensed consolidated financial statements. On May 2, 2018, the Company announced that it has received a binding commitment for a $1.75 million convertible note and warrant financing with its major shareholder, Crystal Amber Fund Limited, who is also a related party. The financing is subject to the approval of the Company’s shareholders. The letter of intent terminates if such approval is not received by June 15, 2018. The financing is intended to provide the Company with adequate working capital through the end of the third quarter of 2018.

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB approved a one-year deferral of the effective date of this standard to annual reporting periods, and interim reporting periods within those years, beginning after December 15, 2017. The Company adopted this standard effective January 1, 2018 using the modified retrospective method.

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

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which addresses the recognition, measurement, presentation and disclosure of financial assets and liabilities. This ASU primarily affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, this ASU clarifies the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. This standard became effective on January 1, 2018. This standard did not have a material impact on our consolidated financial statements and related disclosures for the three months ended March 31, 2018.

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), or ASU 2016-15. The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under FASB Accounting Standards Codification 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. We have evaluated the impact of ASU No. 2016-15 and noted it had no impact on our consolidated financial statements for the period ended March 31, 2018.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issue Task Force), or ASU 2016-18. This new standard addresses the diversity that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within the year of adoption, with early adoption permitted. Our consolidated financial statements reflect this standard.

3. Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Potential common stock equivalents are determined using the treasury stock method. For diluted net loss per share purposes, the Company excludes stock options and other stock-based awards, including shares issued as a result of option exercises but which are subject to repurchase by the Company, whose effect would be anti-dilutive from the calculation. During the three months ended March 31, 2018 and 2017, common stock equivalents were excluded from the calculation of diluted net loss per common share, as their effect was anti-dilutive due to the net loss incurred. Therefore, basic and diluted net loss per share was the same in all periods presented.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding as of March 31, 2018 and 2017, as they would be anti-dilutive:

	Three Months Ended March 31,
	2018	2017
Warrants to purchase common stock	28,532	28,532
Options to purchase common stock and other stock-based awards	1,668,219	1,472,073
Total	1,696,751	1,500,605

4. Common Stock Warrants

On May 4, 2016, the Company entered into a consulting agreement pursuant to which a consulting firm provides strategic advisory, finance, accounting, human resources and administrative functions, including chief financial officer services, to the Company. In connection with the consulting agreement, the Company granted the consulting firm a warrant (“Consultant Warrant”) to purchase up to 28,532 shares of the Company’s common stock at an exercise price per share equal to $0.64. The Consultant Warrant vests on a monthly basis over two years and has a term of five years. The Company has reserved 28,532 shares of common stock related to the Consultant Warrant. As of March 31, 2018, the Consultant Warrants had not been exercised.

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

5. Fair Value of Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, requiring the Company to develop its own assumptions for the asset or liability.

The following tables present the assets and liabilities the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at
		Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	March 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$2,415	$2,415	$—	$—
Total assets	$2,415	$2,415	$—	$—
Liabilities
Warrant liability	$28	$—	$—	$28
Total liabilities	$28	$—	$—	$28

		Fair Value Measurements at
		Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$2,584	$2,584	$—	$—
Total assets	$2,584	$2,584	$—	$—
Liabilities
Warrant liability	$29	$—	$—	$29
Total liabilities	$29	$—	$—	$29

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the Consultant Warrant as of March 31, 2018, and December 31, 2017 were as follows:

	March 31,	December 31,
	2018	2017
Exercise price (A$55.00 at the then current exchange rate)	$0.64	$0.64
Fair value of common stock	$0.59	$0.60
Expected volatility	148.2%	142.6%
Expected term (in years)	3.09	3.34
Risk-free interest rate	2.4%	2.0%
Expected dividend yield	—%	—%

The following table rolls forward the fair value of the Warrants, where fair value is determined by Level 3 inputs (in thousands):

Balance at December 31, 2017	$29
Decrease in fair value of warrants upon re-measurement included in other expense	(1)
Balance at March 31, 2018	$28

Cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, short term loans payable and other current liabilities at March 31, 2018 and December 31, 2017 are carried at amounts that approximate fair value due to their short-term maturities and highly liquid nature of these instruments. The carrying value of the Company’s Senior Secured Convertible Promissory Note approximates fair value based on certain industry studies obtained by the Company.

6. Concentrations of Credit Risk, Accounts Receivable and Related Valuation Accounts

Financial instruments that subject the Company to credit risk primarily consists of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents balances with high quality financial institutions, and consequently, the Company believes that such funds are subject to minimal credit risk.

Accounts receivable primarily consists of amounts due from customers, including distributors and health care providers in different countries. In light of the current economic state of many foreign countries, the Company continues to monitor the creditworthiness of its customers.

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

The Company did not have any revenue during the quarter ended March 31, 2018. At December 31, 2017, four health care providers accounted for approximately 100% of the Company’s accounts receivable balance, of approximately equal sums.

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

The following table shows the components of the Company’s accounts receivable at March 31, 2018 and December 31, 2017 (in thousands):

	March 31,	December 31,
	2018	2017
Accounts receivable	$80	$85
Less: allowance for doubtful accounts	(78)	(42)
Less: allowance for sales returns	(2)	(3)
Total	$—	$40

The following is a rollforward of the Company’s allowance for doubtful accounts (in thousands):

	Three Months Ended March 31,
	2018	2017
Beginning balance	$42	$16
Net charges to expenses	38	(7)
Utilization of allowances	(2)	—
Ending balance	$78	$9

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

During 2017, the Company charged the remaining balance of its inventory in the normal course of business to cost of sales. As of December 31, 2017, the Company has fully reserved for its inventory on hand and expects to utilize the reserved inventory to meet its future strategic goals.

Inventory, net of reserves of approximately $5 million, is $0 at March 31, 2018 and December 31, 2017, respectively.

8. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Laboratory and manufacturing equipment	$591	$591
Computer equipment and software	1,179	1,179
Office furniture and equipment	183	183
Leasehold improvements	21	21
	1,974	1,974
Less accumulated depreciation and amortization	(1,888)	(1,877)
Total	$86	$97

Depreciation and amortization expense of property and equipment, including equipment recorded under capital leases, totaled approximately $11 and $19 thousand for the three months ended March 31, 2018 and March 31, 2017, respectively.

9. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Payroll and related liabilities	$46	$181
Professional fees	598	421
Credit refunds	267	279
Interest payable	198	136
Other	31	4
Total	$1,140	$1,021

10. Short-Term Debt to Related Party

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

Subject to the receipt of any required shareholder approval (as described in the Listing Rules of the Australian Securities Exchange (the “ASX”)), the entire outstanding principal balance under the Note and all unpaid accrued interest thereon is convertible into CHESS Depositary Interests (“CDIs”), each representing 1/50th of a share of the Company’s common stock, (i) at the option of the Purchaser at a conversion price calculated based on the five-day volume weighted average closing price of the Company’s CDIs on the ASX (“Optional Conversion Price”), or (ii) automatically upon the occurrence of an equity financing in which the Company raises at least $10 million (a “Qualified Financing”) at the price per CDI of the CDIs issued and sold in such financing. If shareholder approval is required to approve the issuance of any CDIs upon such a conversion and such approval is not obtained, the Company is obligated to prepay all accrued and unpaid interest plus 110% of the remaining outstanding unconverted principal balance on the earlier of the maturity date or the date that is six months following the date of the stockholder meeting at which the requisite approval was not obtained.

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

In addition, upon a change of control of the Company (other than a change of control resulting from a Qualified Financing) in which the Company’s stockholders receive cash consideration, the Company is obligated to prepay all accrued and unpaid interest plus 110% of the remaining outstanding unconverted principal balance. If the consideration received for such change of control is a non-cash consideration, the purchaser may convert (subject to stockholder approval) the entire outstanding principal balance under the Note and all unpaid accrued interest thereon into CDIs at the abovementioned Optional Conversion Price. Other than as described above, the Company may not prepay the Note without the consent of the Purchaser.

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

The company recorded the $5 million Note, net of debt issuance costs, and will amortize this cost over the life of the Note. For the three months ended March 31, 2018, the Company recognized interest expense of $62 thousand and amortization of debt issuance costs of $18 thousand related to the Note.

Due to the timing of the finalization of the 2017 Convertible Note financing in 2017, the 2017 Convertible Note was issued without stockholder approval. As a consequence, while the 2017 Convertible Note contains conversion provisions, Crystal Amber has no right to exercise those rights unless and until such rights of exercise are approved by the stockholders of the Company. Accordingly, stockholder approval is now being sought to provide Crystal Amber with the right to convert its 2017 Convertible Note into CDIs of the Company should it wish to do so at any time during the remaining term of the 2017 Convertible Note in accordance with its terms.

11. Commitments and Contingencies

Lease Commitments

In June 2016, the Company entered into a noncancelable agreement to lease approximately 4,200 square feet of office and laboratory space in Boston, Massachusetts. The lease commenced in June 2016 and expires in April 2018. Rent during the term is $11,900 per month.

Rent expense on noncancelable operating leases was approximately $37 and $36 thousand for the three months ended March 31, 2018 and 2017, respectively. The Company is actively engaged in searching for new office space but a determination has not yet been made.

12. Stockholders’ Equity (Deficit)

On May 22, 2017, the Stockholders of the Company approved an increase of its authorized shares of Common Stock from 13,000,000 to 50,000,000 and to eliminate Class B shares of Common Stock of the Company. As of March 31, 2018, the authorized capital stock of the Company consists of 50,500,000 shares, of which 50,000,000 shares are designated as Common Stock and 500,000 shares are designated as Preferred Stock.

13. Stock Plans

The Company has two stock-based compensation plans under which incentive stock options, nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards are available for grant to employees, directors and consultants of the Company. At March 31, 2018, there were 1,668,219 shares available for future grant under both plans.

The 2011 Employee, Director and Consultant Equity Incentive Plan (the “2011 Plan,” together with the 2003 Omnibus Stock Plan, the “Plans”) allows for an annual increase in the number of shares available for issue under the 2011 Plan commencing on the first day of each fiscal year during the period beginning in fiscal year 2012 and ending in fiscal year 2020. The annual increase in the number of shares shall be equal to the lowest of:

a.	500,000 shares;
b.	4% of the number of common shares outstanding as of such date; and
c.	an amount determined by the Board of Directors or the Company’s compensation committee.

Accordingly, in the first quarter of fiscal 2018, 446,299 options available for future grant were added to the 2011 Plan.

Stock-Based Compensation

Stock-based compensation is reflected in the condensed consolidated statements of operations and comprehensive loss as follows for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development	$5	$3
Sales and marketing	6	6
General and administrative	18	11
	$29	$20

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

Determining the fair value of stock-based awards using the Black-Scholes option-pricing model requires the use of highly subjective assumptions, including the expected term of the award and expected stock price volatility. The weighted-average assumptions used to estimate the fair value of employee stock options using the Black-Scholes option-pricing model were as follows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Expected volatility	114.9%	86.9%
Expected term (in years)	6.05	6.05
Risk-free interest rate	2.6%	2.1%
Expected dividend yield	0%	0%

Stock Options

The following table summarizes share-based activity under the Company’s stock option plans for the three months ended March 31, 2018:

	Shares of Common Stock Attributable to Options	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2017	992,221	$10.71	5.72	$63
Granted	—	—
Exercised	—	—
Cancelled	(128,695)	$18.30
Outstanding at March 31, 2018	863,526	$5.65	7.66	$73
Vested or expected to vest at March 31, 2018	863,526	$5.65	7.66	$73
Exercisable at March 31, 2018	334,660	$—	—	—

As of March 31, 2018, there was approximately $328 thousand of unrecognized stock-based compensation related to unvested stock option grants having service-based vesting under the Plans which is expected to be recognized over a weighted-average period of 2.2 years. The intrinsic value in the table above represents the difference between the fair value of the Company’s common stock on the measurement date and the exercise price of the stock option.

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

Restricted Stock Units & Performance Stock Units

Each restricted stock unit and performance stock unit (“RSU & PSU”) represents a contingent right to receive one share of the Company’s common stock. The RSUs & PSUs outstanding at March 31, 2018 vest upon the achievement of certain product revenue, regulatory and reimbursement milestones. There is no consideration payable on the vesting of RSUs & PSUs issued under the Plans. Upon vesting, RSUs and PSUs are exercised automatically and settled in shares of the Company’s common stock.

The following table summarizes information related to RSU & PSU activity during the three months ended March 31, 2018:

	Number of Units	Weighted- Average Contractual Life	Aggregate Intrinsic Value
		(in years)	(in thousands)
Outstanding at December 31, 2017	392,659	8.27	$429
Granted	—
Exercised	—
Cancelled	—
Outstanding at March 31, 2018	392,659	8.03	$420

The aggregate intrinsic value at March 31, 2018 and December 31, 2017 noted in the table above represents the closing price of the Company’s common stock multiplied by the number of RSUs and PSUs outstanding. The fair value of each RSU and PSU award equals the closing price of the Company’s common stock on the date of grant

At March 31, 2018, all RSUs and PSUs outstanding are subject to performance-based vesting criteria as described in the applicable award agreement. For these awards, vesting will occur upon the achievement of certain product revenue, regulatory and reimbursement milestones. When achievement of the milestone is deemed probable, the Company expenses the compensation of the respective stock award over the implicit service period.

At March 31, 2018 and 2017, no RSUs and PSUs that have performance-based vesting criteria are considered probable of achievement. For the three months ended March 31, 2018 and 2017, the Company did not recognize any stock-based compensation for RSUs and PSUs subject to performance-based vesting criteria.

As of March 31, 2018, there remains approximately $236 thousand of unrecognized stock-based compensation.

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

At March 31, 2018, long-lived assets, comprised of property and equipment, of approximately $0.1 million are all held in the U.S.

Product sales by geographic location for the three months ended March 31, 2018 and 2017 are listed in the table below (in thousands):

	Three Months Ended March 31,
	2018	2017
Europe	$—	$95
Middle East	—	7
Total	$—	$102

We did not have revenue for the three months ended March 31, 2018.

Germany was a significant component of revenue in Europe for the three months ended March 31, 2017.

Major Customers

We did not recognize any revenue for the three months ended March 31, 2018.

For the three months ended March 31, 2017, one distributor accounted for approximately 12% and another distributor accounted for approximately 10% of the Company's accounts receivable. One healthcare provider accounted for approximately 36% and a second healthcare provider accounted for approximately 20% of the outstanding receivables.

15. Subsequent Events

The Company evaluates events occurring after the date of its condensed consolidated balance sheet for potential recognition or disclosure in its condensed consolidated financial statements. The Company moved out of its existing office space on April 13, 2018 as its lease expired.  The Company is actively engaged in searching for new office space but a determination has not yet been made.

On May 2, 2018, the Company announced that it has received a binding commitment for a $1.75 million convertible note and warrant financing with its major shareholder, Crystal Amber Fund Limited, who is also a related party. The financing is subject to the approval of the Company’s shareholders. The letter of intent terminates if such approval is not received by June 15, 2018. The financing is intended to provide the Company with adequate working capital through the end of the third quarter of 2018.

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

Our vision is to make our product, EndoBarrier ®, the essential nonpharmacological and non-anatomy-altering treatment for patients with type 2 diabetes and obesity. We intend to achieve this vision by providing a safe and effective device, focusing on optimal patient care, supporting treating clinicians, adding to the extensive body of clinical evidence around EndoBarrier, gaining appropriate regulatory approvals, continuing to improve our products and systems, operating the company in a lean fashion, and maximizing shareholder value.

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

In December 2017, the Company received notification from the Medicines and Healthcare Products Regulatory Agency (“MHRA”) that all EndoBarrier delivery systems (Liners) in customers’ inventory need to be returned to the Company.

For financial reporting purposes, we have one reportable segment which designs, manufactures and markets a medical device for the treatment of type 2 diabetes and obesity.

To date, we have devoted substantially all our efforts to research and development, business planning, clinical research, clinical study management, reimbursement development, product commercialization, acquiring operating assets and raising capital. We have incurred significant operating losses since our inception in 2003. As of March 31, 2018, we had an accumulated deficit of approximately $261 million. We expect to incur net losses for the next several years while we continue to evaluate which markets are appropriate to continue pursuing reimbursement, market awareness and general market development efforts, and continue to restructure our business and costs, establish new priorities, continue limited research, and evaluate strategic options. In January and March 2018, we raised approximately $1.6 million in an offering of our CDIs to sophisticated and professional investors, including certain existing investors, in Australia, the United States and the United Kingdom.

To date, we have raised net proceeds of approximately $239.3 million through the issuance of convertible debt and sales of our equity. On June 15, 2017, we executed a Senior Secured Convertible Promissory Note (“Note”) to a single note holder and our largest shareholder who is a related party for net proceeds of approximately $5.0 million.

Our corporate headquarters are in Boston, Massachusetts. The Company is actively searching for new office space as our lease expired on April 13, 2018.

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

During the three months ended March 31, 2018, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K.

Results of Operations

The following is a description of significant components of our operations, including significant trends and uncertainties that we believe are important to an understanding of our business and results of operations (in thousands).

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Revenue	$—	$102
Cost of revenue	—	144
Gross loss	—	(42)

Operating expenses:
Research and development	373	1,061
Sales and marketing	204	455
General and administrative	1,185	1,087
Total operating expenses	1,762	2,603
Loss from operations	(1,762)	(2,645)
Other income (expense):
Interest income	7	7
Interest expense	(81)	—
Foreign exchange gain (loss)	9	(2)
Re-measurement of warrant liability	1	(51)
Other income (expense), net	(64)	(46)
Loss before income tax expense	(1,826)	(2,691)
Income tax expense	(18)	6
Net loss	$(1,808)	$(2,697)

Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017

	Three Months Ended
	March 31		Change
	2018	2017	$	%
	(dollars in thousands)
Revenue	$—	$102	$(102)	(100.0)%
Cost of revenue	—	144	(144)	(100.0)%
Gross loss	—	(42)	42	(100.0)%

Revenue. The decrease in revenue for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to the suspension of CE Mark in May 2017 and subsequent notification from SGS on November 10, 2017 that SGS was withdrawing the Certificate of Conformance for EndoBarrier, ending the CE Marking of EndoBarrier in Europe and select Middle East countries.

We believe the following factors continue to adversely affect our commercial activities:

•	stopping the ENDO Trial in 2015 and the regulatory-related questions arising out of that decision;
•	our decision, as part of our reorganization efforts, to reduce the number of sales related employees and focus sales activity on a limited number of markets while disengaging from others; and
•	suspension and later withdrawal of the Company’s CE Certificate of Conformity.

In the near-term, we intend to focus our efforts on clinical activities continuing to support efforts in collecting additional clinical evidence via the numerous ongoing investigator-initiated studies around the world, many of which are randomized controlled trials.

Cost of Revenue. The decrease in cost of revenue for the three months ended March 31, 2018 compared to the same period in the prior year was primarily due to the suspension of CE Mark in May 2017 and subsequent notification from SGS on November 10, 2017 that SGS was withdrawing the Certificate of Conformance for EndoBarrier, ending the CE Marking of EndoBarrier in Europe and select Middle East countries.

Operating expenses

	Three Months Ended
	March 31		Change
	2018	2017	$	%
	(dollars in thousands)
Research and development expense	$373	$1,061	$(688)	(64.8)%
Sales and marketing expense	204	455	(251)	(55.2)%
General and administrative expense	1,185	1,087	98	9.0%
Total operating expenses	$1,762	$2,603	$(841)	(32.3)%

Research and Development Expense. The decrease in research and development expense for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to lower consulting fees, compensation and employee related costs caused by lower headcount and lower facility related costs.

Sales and Marketing Expense. The decrease in sales and marketing expense for the three months ended March 31, 2018 compared to three months ended March 31, 2017 was primarily due to lower consulting fees, compensation and employee related costs caused by lower headcount, free of charge Endobarrier units, and international travel.

General and Administrative Expense. The increase in general and administrative expense for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily a result of increased legal expenses related to our FDA investigational device exemption (IDE) and pre-submission meeting efforts, financial consulting fees, and costs related to being a public company.

We continue to look for ways to realize a more efficient cost structure in order to extend our cash runway. We may not be able to achieve cost reductions in all instances as we look to build and support our organization for the potential of the future. We expect operating expenses for our second quarter of 2018 to approximate those of our first quarter in 2018.

	Three Months Ended
	March 31		Change
	2018	2017	$	%
	(dollars in thousands)
Other income (expense):
Interest income	$7	$7	$-	0.0%
Interest expense	(81)	—	(81)	0.0%
Foreign exchange gain (loss)	9	(2)	11	(550.0)%
Re-measurement of warrant liability	1	(51)	52	(102.0)%
Total other income (expense), net	$(64)	$(46)	$(18)	39.1%

Other income (expense). The change to other expense, net, in the three months ended March 31, 2018 from other income, net, in the three months ended March 31, 2017, is primarily due to the interest expense related to our Senior Secured Convertible Promissory Note issued in the second quarter of fiscal 2017.

Liquidity and Capital Resources

We have incurred losses since our inception in March 2003 and, as of March 31, 2018, we had an accumulated deficit of approximately $261 million. We have financed our operations from a combination of sales of equity securities and issuances of convertible term notes. As of March 31, 2018, we had approximately $2.6 million of cash and cash equivalents.

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

The Note accrues interest at a rate equal to 5% per annum, compounded annually, other than during the continuance of an event of default, when the Note accrues interest at a rate of 8% per annum. The entire outstanding principal balance and all unpaid accrued interest thereon is due on the maturity date, December 31, 2018. The Note is secured by a first priority security interest in substantially all of our personal property assets, including intellectual property and is, subject to shareholder approval, convertible into the Company’s CDIs on the terms set forth therein.

During the three months ended March 31, 2018, the Company received commitments for a private placement of 58,780,619 fully paid CDIs of the Company (representing 1,175,612 shares of common stock) at an issue price of A$0.035 per CDI to sophisticated and professional investors in Australia, the United States and the United Kingdom, consisting of U.S. and non-U.S. persons (as defined in Regulation S (“Regulation S”) of the Securities Act of 1933 (the “Securities Act”)) to raise up to approximately $1.62 million (the “2018 Placement”). The issue of CDIs under the 2018 Placement occurred in two tranches. The first tranche closed on January 22, 2018 (US EST), pursuant to which the Company issued 28,467,063 CDIs (representing 569,341 shares of common stock) resulting in gross proceeds of approximately $781 thousand. The closing of the second tranche of the 2018 Placement, resulted in the raising of $830 thousand by the issue of 30,313,556 CDIs (606,271 shares), following stockholder approval at the adjourned Special Meeting of stockholders on February 27, 2018. Crystal Amber Fund, a related party and a Board member, participated in the second tranche Placement, purchasing 27,391,756 CDIs and 2,921,800 CDIs, respectively.

During the three months ended March 31, 2018, our cash and cash equivalents balance decreased by approximately $0.5 million as a result of funds utilized to support our operations.

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Three Months Ended
	2018	2017
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(1,974)	$(2,968)
Investing activities	—	—
Financing activities	1,503	40
Net decrease in cash and cash equivalents	$(471)	$(2,928)

Cash Flows From Operating Activities

The primary uses of cash used in operating activities for the three months ended March 31, 2018 were:

•	to fund our net loss of approximately $1.8 million and;
•

a net negative adjustment to cash flow from changes in working capital of approximately $0.2 million resulting primarily from decreases in accounts payable and prepaid expenses, partially offset by increases in accrued expenses.

The primary uses of cash used in operating activities for the three months ended March 31, 2017 were:

•	to fund our net loss of approximately $2.7 million and;
•

a net negative adjustment to cash flow from changes in working capital of approximately $0.4 million resulting primarily from decreases in accrued expenses and accounts payable partially offset by an increase in accounts receivable.

Cash Flows From Investing Activities

No cash was used in investing activities for the three months ended March 31, 2018 and 2017, respectively.

Cash Flows From Financing Activities

Cash provided by financing activities for the three months ended March 31, 2018 totaled approximately $1.5 million and primarily resulted from net proceeds from our private placement of CDIs offset by related issuance costs.

Cash provided by financing activities for the three months ended March 31, 2017 is due to the net proceeds from the security purchase plan we completed in January 2017 offset by payments on our short-term note payable.

Funding Requirements

As of March 31, 2018, our primary source of liquidity was our cash and cash equivalents balances of approximately $2.6 million.

As a result of our focus on a new pivotal clinical trial in the United States, and due to the lack of regulatory approval in the EU and other jurisdictions, we are focused on the generation of clinical data and regulatory approvals and not currently focused on revenue-generating operations. As a result, we expect to incur significant operating losses for the next several years. We do not expect our current cash balances will be sufficient to enable us to conduct an additional clinical trial in the U.S. for the purpose of seeking regulatory approval from the FDA. We continue to restructure our costs and believe that our current cash and cash equivalents, together with proceeds from the financing that occurred in the first quarter of 2018, are sufficient to fund our operations through the second quarter of 2018.

On May 2, 2018, we announced that we have received a binding commitment for a $1.75 million convertible note and warrant financing with our major shareholder, Crystal Amber Fund Limited, who is deemed to be a related party. The financing is subject to the approval of our shareholders. The letter of intent terminates if such approval is not received by June 15, 2018. The financing is intended to provide us with adequate working capital through to towards the end of the third quarter of 2018. If our shareholders do not approve this financing with Crystal Amber Fund Limited, we have no other guaranteed source of capital that will sustain operations through the second quarter. Assuming our shareholders approve the financing with Crystal Amber Fund Limited, we will need to raise additional funds in the third quarter of 2018 in order to continue to fund our operations, including our U.S. clinical development plans in which we anticipate initiating and beginning enrollment of a U.S. trial subject to receipt of the requisite regulatory approval.  These factors raise substantial doubt about our ability to continue as a going concern. We may seek to raise additional funds through any combination of collaborative arrangements, strategic alliances, and additional equity and debt financings or from other sources. There can be no assurance that any such financing opportunities will be available on acceptable terms, if at all. If we are unable to raise capital when needed, we could be forced to significantly delay or discontinue research and development activities and further commercialization of EndoBarrier, which could have a material adverse effect on our business, financial condition and results of operations. In addition, we could be required to cease operations if we are unable to raise capital when needed.

Our forecast of the period of time through which our financial resources will be adequate to support our operations are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the “Risk Factors” in Item 1A. of our Annual Report on Form 10-K, which is incorporated by reference herein. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Interest Rate Sensitivity

Our cash and cash equivalents of approximately $2.6 million at March 31, 2018, consisted of cash and money market funds, all of which will be used for working capital purposes. We do not enter into investments for trading or speculative purposes. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the U.S. and Australia. Because of the short-term nature of our cash and cash equivalents, we do not believe that we have any material exposure to changes in their fair values as a result of changes in interest rates. The continuation of historically low interest rates in the U.S. will limit our earnings on investments held in U.S. dollars.

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

All proceeds from our 2011, 2013, 2014, 2016, 2017 and 2018 offerings were denominated in Australian dollars and as of March 31, 2018, we held the equivalent of approximately US $71 thousand denominated in Australian dollars and approximately US $49 thousand denominated in euros. Accordingly, we have had and will continue to have exposure to foreign currency exchange rate fluctuations. A change of 10% or more in foreign currency exchange rates of the Australian dollar or the euro would not have a material impact on our financial position and results of operations.

Effects of Inflation

We do not believe that inflation and changing prices over the three months ended March 31, 2018 and 2017 had a significant impact on our results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act, our management, including our principal executive officer and our principal financial and accounting officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial and accounting officer have concluded that, based on and as of the time of such evaluation, our disclosure controls and procedures were not effective at the reasonable assurance level. This conclusion was based on the material weaknesses in our internal control over financial reporting further described below.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis. In connection with the preparation of our interim financial statements for the quarter ended March 31, 2018, we identified the following material weaknesses in our internal control over financial reporting:

•	Failure to review transactions before posting to general ledger; and
•	Lack of effective controls to adequately restrict access and segregate duties. Specifically, due to the limited number of staff in our accounting function;
o	Reconciliations, trial balances, and financial statements are prepared and reviewed by the principal financial and accounting officer.
o	The principal financial and accounting officer has administrative rights to the financial reporting system.
o	The principal financial and accounting officer is able to generate, print and sign checks up to a certain threshold, record the payments, and reconcile the main bank account.

Upon identifying these material weaknesses, we performed additional procedures to evaluate the impact on the financial statements. Based on these procedures, we believe the material weaknesses did not result in any material misstatements to our financial statements and we believe the consolidated financial statements included in this Quarterly Report present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles. However, these material weaknesses could result in a misstatement of our accounts or disclosures that would result in a material misstatement of our financial statements that would not be prevented or detected. We intend to remedy our material weakness with regard to insufficient segregation of duties by hiring additional employees in order to segregate duties in a manner that establishes effective internal controls once resources become available.

Changes in Internal Control

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial and accounting officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that changes in internal control outlined above could materially affect our internal control over financial reporting.

Inherent Limitations on Controls and Procedures

Our management, including our principal executive officer and principal financial and accounting officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Thus, misstatements due to error or fraud may occur and not be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls.

.

PART II – OTHER INFORMATION

Item 1A. Risk Factors:

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

Item 2. Unregistered Sales of Equity Securities

During the three months ended March 31, 2018, the Company received commitments for a private placement of 58,780,619 fully paid CDIs of the Company (representing 1,175,612 shares of common stock) at an issue price of A$0.035 per CDI to sophisticated and professional investors in Australia, the United States and the United Kingdom, consisting of U.S. and non-U.S. persons (as defined in Regulation S (“Regulation S”) of the Securities Act of 1933 (the “Securities Act”)) to raise up to approximately $1.62 million (the “2018 Placement”). The issue of CDIs under the 2018 Placement occurred in two tranches. The first tranche closed on January 22, 2018 (US EST), pursuant to which the Company issued 28,467,063 CDIs (representing 569,341 shares of common stock) resulting in gross proceeds of approximately $781 thousand.  The closing of the second tranche of the 2018 Placement, resulted in the raising of $830 thousand by the issue of 30,313,556 CDIs (606,271 shares), following stockholder approval at the adjourned Special Meeting of stockholders on February 27, 2018. Crystal Amber Fund, a related party and a Board member, participated in the second tranche Placement, purchasing 27,391,756 CDIs and 2,921,800 CDIs, respectively.

Item 6. Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

EXHIBIT INDEX

Exhibit No:	Description

10.1

Letter Agreement, dated May 1, 2018, between the GI Dynamics, Inc. and Crystal Amber Fund Limited, incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Current Report on Form 8-K, filed with the SEC on May 7, 2018

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

GI Dynamics, Inc.

Date: May 15, 2018	By:	/s/ SCOTT W. SCHORER
Scott W. Schorer
President and Chief Executive Officer
(principal executive officer)

Date: May 15, 2018	By:	/s/ DAVE BRUCE
Dave Bruce Director of Finance, Secretary
(principal financial and accounting officer)