Form 10-Q
period 2018-06-30
GI DYNAMICS, INC.
filed 2018-08-14
CIK 1245791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of August 9, 2018, there were 12,333,101 shares of common stock outstanding.

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

FOR THE QUARTER ENDED JUNE 30, 2018

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

GI Dynamics, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$2,660	$3,034
Restricted cash	30	30
Accounts receivable, net	—	40
Prepaid expenses and other current assets	238	265
Total current assets	2,928	3,369
Property and equipment, net	84	97
Total assets	$3,012	$3,466
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$707	$1,191
Accrued expenses	1,116	1,021
Deferred revenue	11	11
Short term debt to related party, net	4,966	4,929
Total current liabilities	6,800	7,152
Warrant liability	26	29
Long term debt to related party, net	25	—
Total liabilities	6,851	7,181
Commitments (Note 11)
Stockholders’ deficit:
Preferred stock, $0.01 par value – 500,000 shares authorized; no shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value – 50,000,000 authorized at June 30, 2018 and December 31, 2017, respectively; 12,333,101 and 11,157,489 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	124	112
Additional paid-in capital	258,599	255,294
Accumulated deficit	(262,562)	(259,121)
Total stockholders’ deficit	(3,839)	(3,715)
Total liabilities and stockholders’ deficit	$3,012	$3,466

The accompanying notes are an integral part of these consolidated financial statements.

GI Dynamics, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$—	$48	$—	$150
Cost of revenue	—	64	—	208
Gross loss	—	(16)	—	(58)

Operating expenses:
Research and development	254	989	627	2,050
Sales and marketing	312	525	516	980
General and administrative	855	1,442	2,040	2,529
Total operating expenses	1,421	2,956	3,183	5,559
Loss from operations	(1,421)	(2,972)	(3,183)	(5,617)

Other income (expense):
Interest income	9	5	16	12
Interest expense	(207)	(18)	(288)	(18)
Foreign exchange gain (loss)	(2)	(4)	8	(6)
Other income	—	23	—	23
Re-measurement of warrant liability	2	11	3	(40)
Other income (expense), net	(198)	17	(261)	(29)
Loss before income tax expense	(1,619)	(2,955)	(3,444)	(5,646)
(Benefit from) Provision for income taxes	15	(3)	(3)	3
Net loss	$(1,634)	$(2,952)	$(3,441)	$(5,649)

Basic and diluted net loss per common share	(0.13)	$(0.26)	(0.29)	$(0.51)
Weighted-average number of common shares used in basic and diluted net loss per common share	12,333,101	11,157,489	12,069,624	11,136,801

The accompanying notes are an integral part of these consolidated financial statements.

GI Dynamics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net loss	$(3,441)	$(5,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11	35
Loss on disposal of leasehold improvements	2	—
Amortization of debt issuance costs non-cash interest expense	122	6
Non-cash interest expense	138	10
Accretion of debt discount	25	—
Stock-based compensation expense	64	81
Re-measurement of warrant liability	(3)	40
Change in inventory reserve	—	(76)
Changes in operating assets and liabilities:
Accounts receivable	40	(14)
Prepaid expenses and other current assets	27	162
Inventory	—	289
Accounts payable	(484)	(125)
Accrued expenses	(43)	62
Deferred revenue	—	3
Net cash used in operating activities	(3,542)	(5,176)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	1,503	198
Debt issuance costs	(85)	(115)
Proceeds from long term debt, related party	1,750	5,000
Payments on short term note payable	—	(185)
Net cash provided by financing activities	3,168	4,898
Net decrease in cash and cash equivalents	(374)	(278)
Cash, cash equivalents and restricted cash at beginning of period	3,064	8,323
Cash, cash equivalents and restricted cash at end of period	$2,690	$8,045
Supplemental cash flow disclosures
Income taxes paid	$23	$22
Effect on retained earnings of adopting ASU No. 2016-09 in 2017	$—	$28
Beneficial conversion feature discount associated with 2018 Note	$1,007	$—
Relative fair value of warrant issued with 2018 Note	$743	$—

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

In June 2017, the Company completed a Convertible Term Promissory Note (the “2017 Note”) financing with its largest shareholder Crystal Amber for a gross amount of $5.0 million that accrues interest at 5% per annum compounded annually. Crystal Amber is deemed a Related Party of the Company due to the size of its ownership position. The Note is due by December 31, 2018 and contains provisions for conversion during the term of the 2017 Note (See Note 10 of the Consolidated Financial Statements for a more complete description of the terms and conditions).

In January and March 2018, the Company raised approximately $1.6 million in an offering of its CDIs to sophisticated and professional investors, including certain existing investors, in Australia, the United States and the United Kingdom.

In May 2018, the Company completed a Convertible Term Promissory Note (the “2018 Note”) and Warrant (the “2018 Warrant”) financing with its largest shareholder Crystal Amber for a gross amount of $1.75 million that accrues interest at 10% per annum compounded annually. The Note and Warrant financing was approved in a vote of the shareholders of GI Dynamics during the Annual Meeting of Stockholders held on May 24, 2018. The 2018 Note matures and the 2018 Warrant expires on May 30, 2023. Crystal Amber is deemed a Related Party of the Company due to the size of its ownership position. (See Note 10 of the Consolidated Financial Statements for a more complete description of the terms and conditions).

Going Concern

As of June 30, 2018, the Company’s primary source of liquidity is its cash and cash equivalents balances. The Company continues to evaluate which markets are appropriate to continue pursuing reimbursement, market awareness and general market development and selling efforts, and continues to restructure its business and costs, establish new priorities, and evaluate strategic options. As a result, if the Company remains in business, it expects to incur significant operating losses for the next several years.

The Company has incurred operating losses since inception and at June 30, 2018 had an accumulated deficit of approximately $263 million, a working capital deficit of approximately $3.9 million, and cash used in operating activities of approximately $3.5 million. The Company expects to incur significant operating losses and use cash from operations for the next several years. At June 30, 2018, the Company had approximately $2.7 million in cash and cash equivalents. The Company does not expect its current cash balances will be sufficient to operate beyond the third quarter of 2018. The Company will need to raise additional funds through any combination of collaborative arrangements, strategic alliances, and additional equity and debt financings or from other sources. Any principal and interest outstanding on the 2017 Note that has not been converted to equity will need to be repaid by December 31, 2018.

On May 30, 2018, the Company completed the $1.75 million 2018 Note and Warrant financing with its major shareholder and a related party, Crystal Amber Fund Limited.

The Company will need to raise additional capital before the end of the third quarter in order to continue to pursue its current business objectives as planned and to continue to fund its operations. The Company is seeking additional funds through any combination of collaborative arrangements, strategic alliances and additional equity and debt financings or from other sources. The Company has no guaranteed source of capital that will sustain operations beyond the third quarter of 2018 and there can be no assurance that other potential financing opportunities will be available on acceptable terms, if at all. If the Company is unable to raise capital when needed, it could be forced to cease operations. As such, if access to capital is not achieved in the near term, it will materially harm the Company’s business, financial condition and results of operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The consolidated financial statements as of June 30, 2018 and December 31, 2017 and the three and six months ended June 30, 2018 and 2017 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

2. Summary of Significant Accounting Policies and Basis of Presentation

The accompanying interim consolidated financial statements and related disclosures as of June 30, 2018, and for the three and six months ended June 30, 2018 and 2017 are unaudited and have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K (“Form 10-K”), filed with the SEC on March 28, 2018. The December 31, 2017 consolidated balance sheet included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by GAAP for complete financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investment instruments with an original maturity when purchased of three months or less to be cash equivalents. Investments qualifying as cash equivalents primarily consist of money market funds and have a carrying amount that approximates fair value. The amount of cash equivalents included in cash and cash equivalents was approximately $2.7 million and $3.0 million at June 30, 2018 and December 31, 2017, respectively.

Inventory

The Company states inventory at the lower of first-in, first-out cost or net realizable value. When capitalizing inventory, the Company considers factors such as status of regulatory approval, alternative use of inventory, and anticipated commercial use of the product. At June 30, 2018 and December 31, 2017, the Company had a net inventory balance of $0.

Property and Equipment

Property and equipment, including leasehold improvements, are recorded at cost and are depreciated when placed in service using the straight-line method based on their estimated useful lives.

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

Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the remaining lease term. Costs for capital assets not yet placed into service have been capitalized as construction in progress and will be depreciated in accordance with the above guidelines once placed into service. Maintenance and repair costs are expensed as incurred. The Company recorded a loss on disposal of $2 thousand in connection with the expiration of its office lease and the related leasehold improvements on April 13, 2018.

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

From January 1, 2018 to June 30, 2018, the Company did not enter into any revenue contracts with customers and did not recognize or defer any revenue related to new contracts.

At June 30, 2018 and December 31, 2017, the Company had deferred revenue of approximately $11 thousand.

At December 31, 2017, following the notification by MHRA, the Company calculated an estimate for returns, reversed its revenue and recorded an accrued expense estimate of $0.2 million of product return related costs.

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

Patent Costs

The Company expenses as incurred all costs, including legal expenses, associated with obtaining patents until the patented technology becomes feasible. All costs incurred after the patented technology is feasible will be capitalized as an intangible asset. As of June 30, 2018, and December 31, 2017, no such costs had been capitalized. The Company expensed approximately $0.1 million and $0 of patent costs within general and administrative expenses in the consolidated statements of operations and comprehensive loss for the six months ended June 30, 2018 and 2017, respectively.

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

Stock awards to non-employees are accounted for in accordance with ASC 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). The measurement date for non-employee awards is generally the date performance of services required from the non-employee is complete. For non-employee awards that vest based on service conditions, the Company expenses the value of the awards over the related service period, provided they expect the service condition to be met. The Company records the expense of services rendered by non- employees based on the estimated fair value of the stock option using the Black-Scholes option pricing model over the contractual term of the non-employee. The fair value of unvested non-employee awards is remeasured at each reporting period and expensed over the vesting term of the underlying stock options on a straight-line basis. The Company adopted ASU No. 2016-09 Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting during the year ended December 31, 2017. The Company adjusted its accumulated deficit related to the accounting policy election to recognize the impact of share-based award forfeitures only as they occur rather than by applying an estimated forfeiture rate as previously required. ASU No. 2016-09 requires that this change be applied using a modified-retrospective transition method by means of a cumulative-effect adjustment to accumulated deficit as of the beginning of the fiscal year in which the guidance is adopted. As a result of this adoption, the Company recorded a decrease to accumulated deficit of approximately $28 thousand with an offset to Additional Paid in Capital as of January 1, 2018.

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

For the six months ended June 30, 2018, and 2017, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible. As a result, no related reserves have been established.

Issuance Costs Related to Equity and Debt

The Company allocates issuance costs between the individual freestanding instruments identified on the same basis as proceeds were allocated. Issuance costs associated with the issuance of stock or equity contracts (i.e., equity-classified warrants and convertible preferred stock) are recorded as a charge against the gross proceeds of the offering. Any issuance costs associated with the issuance of liability-classified warrants are expensed as incurred. Issuance costs associated with the issuance of debt (i.e., convertible debt) is recorded as a direct reduction of the carrying amount of the debt liability but limited to the notional value of the debt. The Company accounts for debt as liabilities measured at amortized cost and amortizes the resulting debt discount to interest expense using the effective interest method over the expected term of the notes pursuant to ASC 835, Interest ("ASC 835"). To the extent that the reduction from issuance costs of the carrying amount of the debt liability would reduce the carrying amount below zero, such excess is recorded as interest expense.

Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options.” Under the ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for our convertible debt instruments is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on the consolidated balance sheets and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the notes. As a result, we are required to record non-cash interest expense as a result of the amortization of the discounted carrying value of the convertible debt to their face amount over the term of the convertible debt. We report higher interest expense in our financial results because ASC 470-20 requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest.

For conventional convertible debt where the rate of conversion is below market value, the Company records a "beneficial conversion feature" ("BCF") and related debt discount. When the Company records a BCF, the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument (offset to additional paid in capital) and amortized to interest expense over the life of the debt.

Subsequent Events

The Company evaluates events occurring after the date of its consolidated balance sheet for potential recognition or disclosure in its consolidated financial statements. There have been no subsequent events that occurred through the date the Company issued its consolidated financial statements that require disclosure in or adjustment to its consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015- 11”). ASU 2015-11, which simplifies the measurement of inventories valued under most methods, including the Company’s inventories valued under FIFO — the first-in, first-out cost method. Inventories valued under LIFO — the last-in, first-out method — are excluded. Under this new guidance, inventories valued under these methods would be valued at the lower of cost and net realizable value, with net realizable value defined as the estimated selling price less reasonable costs to sell the inventory. This guidance is effective for annual reporting beginning after December 15, 2016, including interim periods within the year of adoption, with early application permitted. The Company adopted this standard on January 1, 2017. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which addresses the recognition, measurement, presentation and disclosure of financial assets and liabilities. This ASU primarily affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, this ASU clarifies the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. This standard became effective on January 1, 2018. This standard did not have a material impact on our consolidated financial statements and related disclosures for the six months ended June 30, 2018.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 will simplify the income tax consequences, accounting for forfeitures and classification on the statements of consolidated cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. The Company elected to adopt ASU 2016-09 in the first quarter of 2017 retrospectively to January 1, 2017. As a result of adopting ASU No. 2016-09 during the year ended December 31, 2017, the Company adjusted its accumulated deficit related to the accounting policy election to recognize the impact of share-based award forfeitures only as they occur rather than by applying an estimated forfeiture rate as previously required. ASU No. 2016-09 requires that this change be applied using a modified-retrospective transition method by means of a cumulative-effect adjustment to accumulated deficit as of the beginning of the fiscal year in which the guidance is adopted. As a result of this adoption, the Company recorded a decrease to accumulated deficit of approximately $28 thousand with an offset to Additional Paid-in Capital as of January 1, 2017.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), or ASU 2016-15. The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under FASB Accounting Standards Codification 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. We have evaluated the impact of ASU No. 2016-15 and noted it had no impact on our consolidated financial statements for the six months ended June 30, 2018.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issue Task Force), or ASU 2016-18. This new standard addresses the diversity that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within the year of adoption, with early adoption permitted. Our consolidated financial statements reflect this standard for the six months ended June 30, 2018 and 2017.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (ASC 260) Distinguishing Liabilities from Equity (ASC 480) Derivatives and Hedging (ASC 815),” which addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. For public business entities, the amendments in Part I of ASU 2017-11 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company has chosen to early adopt this standard on April 1, 2018 with retroactive restatement of comparative periods. The Company has concluded that the retroactive provisions of ASU 2017-11 had no impact on the accounting for the Company’s previously outstanding warrant which had been issued to the warrantholder as stock compensation.

3. Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Potential common stock equivalents are determined using the treasury stock method. For diluted net loss per share purposes, the Company excludes stock options and other stock-based awards, including shares issued as a result of option exercises but which are subject to repurchase by the Company, whose effect would be anti-dilutive from the calculation. During the three and six months ended June 30, 2018 and 2017, common stock equivalents were excluded from the calculation of diluted net loss per common share, as their effect was anti-dilutive due to the net loss incurred. Therefore, basic and diluted net loss per share was the same in all periods presented.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding as of June 30, 2018 and 2017, as they would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Warrants to purchase common stock	1,972,976	28,532	1,972,976	28,532
Options to purchase common stock and other stock-based awards	1,668,219	1,496,326	1,668,219	1,496,326
Total	3,641,195	1,524,858	3,641,195	1,524,858

4. Common Stock Warrants

On May 4, 2016, the Company entered into a consulting agreement pursuant to which a consulting firm provides strategic advisory, finance, accounting, human resources and administrative functions, including chief financial officer services, to the Company. In connection with the consulting agreement, the Company granted the consulting firm a warrant (“Consultant Warrant”) to purchase up to 28,532 shares of the Company’s common stock at an exercise price per share equal to $0.64. The Consultant Warrant vests on a monthly basis over two years and has a term of five years. The Company has reserved 28,532 shares of common stock related to the Consultant Warrant. As of June 30, 2018, the Consultant Warrants had not been exercised.

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

5. Fair Value of Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, requiring the Company to develop its own assumptions for the asset or liability.

The following tables present the assets and liabilities the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at
		Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	June 30, 2018	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$2,482	$2,482	$—	$—
Total assets	$2,482	$2,482	$—	$—
Liabilities
Warrant liability	$26	$—	$—	$26
Total liabilities	$26	$—	$—	$26

		Fair Value Measurements at
		Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$2,584	$2,584	$—	$—
Total assets	$2,584	$2,584	$—	$—
Liabilities
Warrant liability	$29	$—	$—	$29
Total liabilities	$29	$—	$—	$29

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the Consultant Warrant as of June 30, 2018, and December 31, 2017 were as follows:

	June 30,	December 31,
	2018	2017
Exercise price (A$55.00 at the then current exchange rate)	$0.64	$0.64
Fair value of common stock	$0.59	$0.60
Expected volatility	135.1%	142.6%
Expected term (in years)	2.85	3.34
Risk-free interest rate	2.6%	2.0%
Expected dividend yield	—%	—%

The following table rolls forward the fair value of the Warrants, where fair value is determined by Level 3 inputs (in thousands):

Balance at December 31, 2017	$29
Decrease in fair value of warrants upon re-measurement included in other income (expense), net	(3)
Balance at June 30, 2018	$26

Cash, cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, deferred revenue and short-term debt to Crystal Amber Fund Limited, a related party, at June 30, 2018 and December 31, 2017 are carried at amounts that approximate fair value due to their short-term maturities and highly liquid nature of these instruments. The carrying value of the Company’s long-term debt to Crystal Amber Fund Limited, a related party, at June 30, 2018 approximates fair value based on certain industry studies obtained by the Company.

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

The Company did not have any accounts receivable at June 30, 2018. At December 31, 2017, four health care providers accounted for approximately 100% of the Company’s accounts receivable balance, of approximately equal sums.

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

The following table shows the components of the Company’s accounts receivable at June 30, 2018 and December 31, 2017 (in thousands):

	June 30,	December 31,
	2018	2017
Accounts receivable	$—	$85
Less: allowance for doubtful accounts	—	(42)
Less: allowance for sales returns	—	(3)
Total	$—	$40

The following is a rollforward of the Company’s allowance for doubtful accounts (in thousands):

	Six Months Ended June 30,
	2018	2017
Beginning balance	$42	$16
Net charges to expenses	(42)	46
Utilization of allowances	—	(7)
Ending balance	$—	$55

7. Inventory

The Company states inventory at the lower of first-in, first-out cost or net realizable value. When capitalizing inventory, the Company considers factors such as status of regulatory approval, alternative use of inventory, and anticipated commercial use of the product.

The determination of obsolete or excess inventory requires the Company to estimate the future demand for its products within appropriate time horizons. The estimated future demand is compared to inventory levels to determine the amount, if any, of obsolete and excess inventory. The demand forecast includes the Company’s estimates of market growth and various internal estimates and is based on assumptions that are consistent with the plans and estimates the Company is using to manage its underlying business and short-term manufacturing plans. Forecasting demand for EndoBarrier in a market in which there are few, if any, comparable approved devices and for which reimbursement from third-party payers is limited is challenging. To the extent the Company’s demand forecast is less than its inventory on-hand, the Company could be required to record additional reserves for excess, expired or obsolete inventory in the future.

During 2017, the Company charged the remaining balance of its inventory in the normal course of business to cost of sales. As of December 31, 2017, the Company has fully reserved for its inventory on hand and expects to utilize the reserved inventory to meet its future strategic goals.

Inventory, net of reserves of approximately $5 million, is $0 at June 30, 2018 and December 31, 2017.

8. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Laboratory and manufacturing equipment	$591	$591
Computer equipment and software	1,179	1,179
Office furniture and equipment	183	183
Leasehold improvements	—	21
	1,953	1,974
Less accumulated depreciation and amortization	(1,869)	(1,877)
Total	$84	$97

Depreciation and amortization expense of property and equipment totaled approximately $0 and $16 thousand for the three months ended June 30, 2018 and June 30, 2017, respectively and $11 and $35 thousand for the six months ended June 30, 2018 and 2017, respectively.

The Company recorded a loss on disposal of $2 thousand in connection with the expiration of its office lease and the related leasehold improvements on April 13, 2018.

9. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Payroll and related liabilities	$262	$181
Professional fees	363	421
Credit refunds	175	279
Interest payable	275	136
Other	41	4
Total	$1,116	$1,021

10. Related Party Convertible Notes

2017 Convertible Note Financing

On June 15, 2017, the Company entered into a Note Purchase Agreement by and between the Company, as borrower, and Crystal Amber Fund Limited, as purchaser (the “Purchaser”). Pursuant to the Note Purchase Agreement, the Company issued and sold to the Purchaser a Senior Secured Convertible Promissory Note in an aggregate original principal amount of $5.0 million (the “2017 Note”). The Purchaser is a related party and is the Company’s largest shareholder.

The 2017 Note accrues interest at a rate equal to 5% per annum, compounded annually, other than during the continuance of an event of default, when the 2017 Note accrues interest at a rate of 8% per annum. The entire outstanding principal balance and all unpaid accrued interest thereon is due on the maturity date, December 31, 2018. The 2017 Note is secured by a first priority security interest in substantially all personal property assets of the Company, including intellectual property.

The entire outstanding principal balance under the 2017 Note and all unpaid accrued interest thereon is convertible into CHESS Depositary Interests (“CDIs”), each representing 1/50th of a share of the Company’s common stock, (i) at the option of the Purchaser at a conversion price calculated based on the five-day volume weighted average closing price of the Company’s CDIs on the ASX (“Optional Conversion Price”), or (ii) automatically upon the occurrence of an equity financing in which the Company raises at least $10 million (a “Qualified Financing”) at the price per CDI of the CDIs issued and sold in such financing.

In the event that the Borrower issues additional CDIs in a subsequent equity financing at a price per CDI that is less than the then-effective optional conversion price (based on the five-day volume weighted average price on the ASX), the Purchaser has a 30-day option to convert at an adjusted conversion price reflecting, on a weighted average basis, the lower price per CDI. The number of CDIs that the Purchaser may acquire upon conversion of the 2017 Note at this adjusted conversion price is limited to the number that maintains the Purchaser’s fully-diluted ownership percentage of the Company at the same level as existed immediately preceding the applicable subsequent equity financing.

In addition, upon a change of control of the Company (other than a change of control resulting from a Qualified Financing) in which the Company’s stockholders receive cash consideration, the Company is obligated to prepay all accrued and unpaid interest plus 110% of the remaining outstanding unconverted principal balance. If the consideration received for such change of control is a non-cash consideration, the Purchaser may convert the entire outstanding principal balance under the 2017 Note and all unpaid accrued interest thereon into CDIs at the abovementioned Optional Conversion Price. Other than as described above, the Company may not prepay the 2017 Note without the consent of the Purchaser.

The 2017 Note Purchase Agreement contains customary events of default including a failure to perform obligations under the 2017 Note Purchase Agreement, bankruptcy, a decision by the board of directors of the Company to wind up the Company, or if the Company otherwise ceases to carry on its ongoing business operations. If a default occurs and is not cured within the applicable cure period or is not waived, any outstanding obligations under the 2017 Note may be accelerated. The 2017 Note Purchase Agreement and related 2017 Note documents also contain additional representations and warranties, covenants and conditions, in each case customary for transactions of this type.

The Company recorded the $5 million 2017 Note, net of debt issuance costs of $114 thousand and will amortize the debt issuance costs over the life of the 2017 Note. For the three and six months ended June 30, 2018, the Company recognized interest expense of $63 thousand and $124 thousand and amortization of debt issuance costs of $19 thousand and $37 thousand, respectively, related to the 2017 Note.

Due to the timing of the finalization of the 2017 Note financing in 2017, the 2017 Note was issued without stockholder approval. As a consequence, while the 2017 Note contains conversion provisions, the Purchaser had, for a period of time, no right to exercise those rights until such rights of exercise were approved by the stockholders of the Company. Stockholder approval of the Purchaser’s right to convert the 2017 Note was obtained at the Company’s Annual Meeting on May 24, 2018. As of the date of this report, the 2017 Note has not been converted by the Purchaser.

2018 Convertible Note and Warrant Financing

On May 30, 2018, the Company entered into a Note Purchase Agreement by and between the Company, as borrower, and Crystal Amber Fund Limited, as purchaser (the “Purchaser”). Pursuant to the Note Purchase Agreement, the Company issued and sold to the Purchaser a Senior Secured Convertible Promissory Note in an aggregate original principal amount of $1.75 million (the “2018 Note”). The Purchaser is a related party and is the Company’s largest shareholder.

The 2018 Note accrues interest at a rate equal to 10% per annum, compounded annually, other than during the continuance of an event of default, when the 2018 Note accrues interest at a rate of 16% per annum. The entire outstanding principal balance and all unpaid accrued interest thereon is due on the maturity date, May 30, 2023.

The entire outstanding principal balance under the 2018 Note and all unpaid accrued interest thereon is convertible into CHESS Depositary Interests (“CDIs”), each representing 1/50th of a share of the Company’s common stock, at the option of the Purchaser at a conversion price of $0.018 per CDI. In the event that the Borrower issues additional CDIs in a subsequent equity financing at a price per CDI that is less than $0.018 the conversion price of the 2018 Note will adjust to the lower CDI conversion price. In addition, upon a change of control of the Company, the Purchaser may demand prepayment of accrued and unpaid interest plus 110% of the remaining outstanding unconverted principal balance of the 2018 Note.

The 2018 Note contains customary events of default including a failure to perform obligations under the 2018 Note Purchase Agreement, bankruptcy, a decision by the board of directors of the Company to wind up the Company, or if the Company otherwise ceases to carry on its ongoing business operations. If a default occurs and is not cured within the applicable cure period or is not waived, any outstanding obligations under the 2018 Note may be accelerated. The 2018 Note Purchase Agreement and related 2018 Note documents also contain additional representations and warranties, covenants and conditions, in each case customary for transactions of this type.

In connection with the issuance of the 2018 Note, the Company also issued to the Purchaser a warrant to purchase 97,222,200 CDIs at an initial exercise price of $0.018 per CDI, subject to adjustment as described in the warrant, which warrant expires on May 30, 2023 (the “2018 Warrant”). The 2018 Warrant may be exercised at any time on a cash or cashless basis. The 2018 Warrant includes a price protection clause. If the Company issues securities in a subsequent financing at a per CDI price of less than $0.018, the exercise price of the 2018 Warrant will be reduced to the lowest such price per CDI (or the equivalent for shares of common stock) at which the newly issued securities were sold.

The Company has evaluated the guidance ASC 480-10 Distinguishing Liabilities from Equity, ASC 815-40 Contracts in an Entity's Own Equity and ASC 470-20 Debt with Conversion and Other Options to determine the appropriate classification of the 2018 Note and 2018 Warrant. The 2018 Warrant was determined to be a freestanding instrument meeting the requirements for equity classification.  Accordingly, the relative fair value estimated for the 2018 Warrant, totaling approximately $743 thousand, has been recorded as a discount to the debt with the offset to additional paid in capital. The 2018 Note was also evaluated for beneficial conversion feature ("BCF") subsequent to the allocation of proceeds among the 2018 Note and 2018 Warrant. Based upon the effective conversion price of the 2018 Note after considering the stock price at the date of issuance and the allocation of estimated fair value to the 2018 Warrant, it was determined that the 2018 Note contained a BCF. The value of the BCF was computed to be approximately $1.2 million but has been capped at approximately $1.0 million so as to not exceed the total proceeds from the 2018 Note after deducting the value allocated to the 2018 Note and 2018 Warrant. The effective interest rate on the note after the discounts is 26.4%, respectively.

The Company recorded the 2018 Note, net of the total debt discount of $1.75 million and will amortize the debt discount over the life of the 2018 Note. For the three and six months ended June 30, 2018, the Company recognized interest expense of $14 thousand and amortization of the debt discount of $25 thousand, respectively. For the three and six months ended June 30, 2018, the Company recognized interest expense derived from issuance costs of $85 thousand, respectively.

11. Commitments and Contingencies

Lease Commitments

In June 2016, the Company entered into a noncancelable agreement to lease approximately 4,200 square feet of office and laboratory space in Boston, Massachusetts. The lease commenced in June 2016 and expired in April 2018. Rent during the term was $11,900 per month.

Rent expense on noncancelable operating leases was $1 and $36 thousand for the three months ended June 30, 2018 and 2017, respectively and $37 and $71 thousand for the six months ended June 30, 2018 and 2017, respectively. The Company has secured temporary office space at a WeWork location in Boston on a month to month basis but is actively searching for a more permanent location.

12. Stockholders’ Equity (Deficit)

On May 22, 2017, the Stockholders of the Company approved an increase of its authorized shares of Common Stock from 13,000,000 to 50,000,000 and to eliminate Class B shares of Common Stock of the Company. As of June 30, 2018, the authorized capital stock of the Company consists of 50,500,000 shares, of which 50,000,000 shares are designated as Common Stock and 500,000 shares are designated as Preferred Stock.

During the six months ended June 30, 2018, the Company received commitments for a private placement of 58,780,619 fully paid CDIs of the Company (representing 1,175,612 shares of common stock) at an issue price of A$0.035 per CDI to sophisticated and professional investors in Australia, the United States and the United Kingdom, consisting of U.S. and non-U.S. persons (as defined in Regulation S (“Regulation S”) of the Securities Act of 1933 (the “Securities Act”)) to raise up to approximately $1.61 million (the “2018 Placement”). The issue of CDIs under the 2018 Placement occurred in two tranches. The first tranche closed on January 22, 2018 (US EST), pursuant to which the Company issued 28,467,063 CDIs (representing 569,341 shares of common stock) resulting in gross proceeds of approximately $781 thousand and related issuance costs of $63 thousand.  The closing of the second tranche of the 2018 Placement resulted in the raising of $824 thousand and related issuance costs of $39 thousand by the issue of 30,313,556 CDIs (606,271 shares) following stockholder approval at the adjourned Special Meeting of stockholders on February 27, 2018. There were two participants in the second tranche Placement; Crystal Amber Fund, a related party, purchased 27,391,756 CDIs. A Board member of the Company purchased 2,921,800 CDIs.

13. Stock Plans

The Company has two stock-based compensation plans under which incentive stock options, nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards are available for grant to employees, directors and consultants of the Company. At June 30, 2018, there were 1,668,219 shares available for future grant under both plans.

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

Stock-Based Compensation

Stock-based compensation is reflected in the consolidated statements of operations and comprehensive loss as follows for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$—	$10	$5	$13
Sales and marketing	4	23	10	29
General and administrative	33	28	49	39
	$37	$61	$64	$81

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

Determining the fair value of stock-based awards using the Black-Scholes option-pricing model requires the use of highly subjective assumptions, including the expected term of the award and expected stock price volatility. The weighted-average assumptions used to estimate the fair value of employee stock options using the Black-Scholes option-pricing model were as follows for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Expected volatility	119.4%	93.2%	117.1%	90.1%
Expected term (in years)	6.05	6.05	6.05	6.05
Risk-free interest rate	2.6%	2.0%	2.5%	2.0%
Expected dividend yield	0%	0%	0%	0%

Stock Options

The following table summarizes share-based activity under the Company’s stock option plans for the six months ended June 30, 2018:

	Shares of Common Stock Attributable to Options	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2017	992,221	$10.71	5.72	$63
Granted	—	$—		$—
Exercised	—	$—		$—
Cancelled	(259,682)	$9.53		$—
Outstanding at June 30, 2018	732,539	$5.04	5.79	$84
Vested or expected to vest at June 30, 2018	732,539	$5.04	5.79	$84
Exercisable at June 30, 2018	381,768	$—	—	—

As of June 30, 2018, there was approximately $231 thousand of unrecognized stock-based compensation related to unvested stock option grants having service-based vesting under the Plans which is expected to be recognized over a weighted-average period of 2.0 years. The intrinsic value in the table above represents the difference between the fair value of the Company’s common stock on the measurement date and the exercise price of the stock option.

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

Restricted Stock Units & Performance Stock Units

Each restricted stock unit and performance stock unit (“RSU & PSU”) represents a contingent right to receive one share of the Company’s common stock. The RSUs & PSUs outstanding at June 30, 2018 vest upon the achievement of certain product revenue, regulatory and reimbursement milestones. There is no consideration payable on the vesting of RSUs & PSUs issued under the Plans. Upon vesting, RSUs and PSUs are exercised automatically and settled in shares of the Company’s common stock.

The following table summarizes information related to RSU & PSU activity for the six months ended June 30, 2018:

	Number of Units	Weighted- Average Contractual Life	Aggregate Intrinsic Value
		(in years)	(in thousands)
Outstanding at December 31, 2017	392,659	8.27	$429
Granted	—
Exercised	—
Cancelled	(142,659)	—	—
Outstanding at June 30, 2018	250,000	7.73	$268

The aggregate intrinsic value at June 30, 2018 and December 31, 2017 noted in the table above represents the closing price of the Company’s common stock multiplied by the number of RSUs and PSUs outstanding. The fair value of each RSU and PSU award equals the closing price of the Company’s common stock on the date of grant

At June 30, 2018, all RSUs and PSUs outstanding are subject to performance-based vesting criteria as described in the applicable award agreement. For these awards, vesting will occur upon the achievement of certain product revenue, regulatory and reimbursement milestones. When achievement of the milestone is deemed probable, the Company expenses the compensation of the respective stock award over the implicit service period.

At June 30, 2018 and 2017, no RSUs and PSUs that have performance-based vesting criteria are considered probable of achievement. For the three and six months ended June 30, 2018 and 2017, the Company did not recognize any stock-based compensation for RSUs and PSUs subject to performance-based vesting criteria.

As of June 30, 2018, there remains approximately $200 thousand of unrecognized stock-based compensation.

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

Geographic Reporting

All the Company’s revenue is attributable to customers outside the U.S. The Company is dependent on favorable economic and regulatory environments for its products. Products were sold to customers located in Europe and the Middle East and sales were attributed to a country or region based on the location of the customer to whom the products were sold.

At June 30, 2018, long-lived assets, comprised of property and equipment, of approximately $0.1 million are all held in the U.S.

Product sales by geographic location for the three and six months ended June 30, 2018 and 2017 are listed in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Europe	$—	$33	$—	$129
Middle East	—	15	—	21
Total	$—	$48	$—	$150

The Company did not have revenue for the three and six months ended June 30, 2018.

Germany was a significant component of revenue in Europe for the three and six months ended June 30, 2017.

Major Customers

We did not recognize any revenue for the three and six months ended June 30, 2018.

For the three months ended June 30, 2017, four customers accounted for approximately 38%, 23%, 21% and 15% of the Company’s revenue.

For the six months ended June 30, 2017, two customers accounted for 19% and 15% of the Company’s revenue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2017 included in our Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve significant risks, uncertainties and assumptions. As a result of many factors, such as those set forth under “Risk Factors” Item 1A. of our Annual Report on Form 10-K, which are incorporated herein by reference, our actual results may differ materially from the results described in or implied by the forward- looking statements described in the following discussion and analysis.

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

To date, we have devoted substantially all our efforts to research and development, business planning, clinical research, clinical study management, reimbursement development, product commercialization, acquiring operating assets and raising capital. We have incurred significant operating losses since our inception in 2003. As of June 30, 2018, we had an accumulated deficit of approximately $263 million. We expect to incur net losses for the next several years while we continue to evaluate which markets are appropriate to continue pursuing reimbursement, market awareness and general market development efforts, and continue to restructure our business and costs, establish new priorities, continue limited research, and evaluate strategic options. In January and March 2018, we raised approximately $1.6 million in an offering of our CDIs to sophisticated and professional investors, including certain existing investors, in Australia, the United States and the United Kingdom.

To date, the Company has raised net proceeds of approximately $241 million through the issuance of convertible debt and sales of our equity. On June 15, 2017, the Company issued a Senior Secured Convertible Promissory Note (“2017 Note”) to a single note holder, Crystal Amber Fund Limited, who is our largest shareholder and a related party, for gross proceeds of approximately $5.0 million. On May 30, 2018, the Company entered into a $1.75 million convertible note and warrant financing (“2018 Note Financing”) with Crystal Amber Fund Limited. The 2018 Note Financing was approved in a vote of the shareholders of the Company during the Annual Meeting held on May 24, 2018.

Our corporate headquarters are in Boston, Massachusetts. The Company has secured temporary office space at a WeWork location in Boston on a month to month basis but is actively searching for a more permanent location.

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

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) using the modified retrospective method. The adoption of ASU 2014-09 had no material impact on our consolidated financial statements and related disclosures for the six months ended June 30, 2018.

On April 1, 2018, the Company early adopted ASU 2017-11, “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815),” which addresses the complexity of accounting for certain financial instruments with down round features. The Company has concluded that the retroactive provisions of ASU 2017-11 had no impact on the accounting for the Company’s previously outstanding warrant which had been issued to the warrantholder as stock compensation.

ASU 2017-11 changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. ASU 2017-11 also clarifies existing disclosure requirements for equity- classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, “Debt—Debt with Conversion and Other Options”), including related EPS guidance (ASC 260). Part II of ASU 2017-11 recharacterize the indefinite deferral of certain provisions of ASC 480 that now are presented as pending content in the ASC, to a scope exception. Those amendments do not have an accounting effect.

Prior to the early adoption of ASU 2017-11, an equity-linked financial instrument with a down round feature that otherwise is not required to be classified as a liability under the guidance in ASC 480 is evaluated under the guidance in ASC 815, “Derivatives and Hedging,” to determine whether it meets the definition of a derivative. If it meets that definition, the instrument (or embedded feature) is evaluated to determine whether it is indexed to an entity’s own stock as part of the analysis of whether it qualifies for a scope exception from derivative accounting. Generally, for warrants and conversion options embedded in financial instruments that are deemed to have a debt host (assuming the underlying shares are readily convertible to cash or the contract provides for net settlement such that the embedded conversion option meets the definition of a derivative), the existence of a down round feature results in an instrument not being considered indexed to an entity’s own stock. This results in a reporting entity being required to classify the freestanding financial instrument or the bifurcated conversion option as a liability, which the entity must measure at fair value initially and at each subsequent reporting date.

ASU 2017-11 revises the guidance for instruments with down round features in ASC 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity,” which is considered in determining whether an equity-linked financial instrument qualifies for a scope exception from derivative accounting. An entity still is required to determine whether instruments would be classified in equity under the guidance in ASC 815-40 in determining whether they qualify for that scope exception. If they do qualify, freestanding instruments with down round features are no longer classified as liabilities and embedded conversion options with down round features are no longer bifurcated.

For entities that present EPS in accordance with ASC 260, and when the down round feature is included in an equity-classified freestanding financial instrument, the value of the effect of the down round feature is treated as a dividend when it is triggered and as a numerator adjustment in the basic EPS calculation. This reflects the occurrence of an economic transfer of value to the holder of the instrument, while alleviating the complexity and income statement volatility associated with fair value measurement on an ongoing basis. Convertible instruments are unaffected by ASU 2017-11.

Part I of ASU 2017-11 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. ASU 2017-11 Part 1 should be applied retrospectively to outstanding financial instruments with a down round feature for each prior reporting period presented in accordance with the guidance on accounting changes in paragraphs ASC 250-10-45-5 through 45-10.

The Company has determined that there were no previously outstanding financial instruments that fall under the scope of ASU 2017-11. Therefore, the Company has not determined and has not recorded a cumulative-effect adjustment to the balance sheet.

ASU 2017-11 Part II does not require any transition guidance because those amendments do not have an accounting effect.

The Company considered the impact of Part 1 of ASU 2017-11 and determined the Company had no financial instruments previously carried as derivative liabilities that were deemed to be such on the basis of embedded features containing down round provisions, resulting in the strike price being reduced on the basis of the pricing of future equity offerings. As a result, upon the early adoption provisions of ASU 2017-11, the Company did not record any adjustment to its books to account for any transition accounting issues.

Results of Operations

The following is a description of significant components of our operations, including significant trends and uncertainties that we believe are important to an understanding of our business and results of operations (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Revenue	$—	$48	$—	$150
Cost of revenue	—	64	—	208
Gross loss	—	(16)	—	(58)

Operating expenses:
Research and development	254	989	627	2,050
Sales and marketing	312	525	516	980
General and administrative	855	1,442	2,040	2,529
Total operating expenses	1,421	2,956	3,183	5,559
Loss from operations	(1,421)	(2,972)	(3,183)	(5,617)
Other income (expense):
Interest income	9	5	16	12
Interest expense	(207)	(18)	(288)	(18)
Foreign exchange gain (loss)	(2)	(4)	8	(6)
Other income	—	23	—	23
Re-measurement of warrant liability	2	11	3	(40)
Other income (expense), net	(198)	17	(261)	(29)
Loss before income tax expense	(1,619)	(2,955)	(3,444)	(5,646)
(Benefit from) Provision for income taxes	15	(3)	(3)	3
Net loss	$(1,634)	$(2,952)	$(3,441)	$(5,649)

Basic and diluted net loss per common share	(0.13)	$(0.26)	(0.29)	$(0.51)
Weighted-average number of common shares used in basic and diluted net loss per common share	12,333,101	11,157,489	12,069,624	11,136,801

Three and six months ended June 30, 2018 compared to three and six months ended June 30, 2017

	Three Months Ended				Six Months Ended
	June 30		Change		June 30		Change
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)				(dollars in thousands)
Revenue	$—	$48	$(48)	(100.0)%	$—	$150	$(150)	(100.0)%
Cost of revenue	—	64	(64)	(100.0)%	—	208	(208)	(100.0)%
Gross loss	—	(16)	16	(100.0)%	—	(58)	58	(100.0)%

Revenue. The decrease in revenue for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 was primarily due to the suspension of CE Mark in May 2017 and subsequent notification from SGS on November 10, 2017 that SGS was withdrawing the Certificate of Conformance for EndoBarrier, ending the CE Marking of EndoBarrier in Europe and select Middle East countries.

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

Cost of Revenue. The decrease in cost of revenue for the three and six months ended June 30, 2018 compared to the same period in the prior year was primarily due to the suspension of CE Mark in May 2017 and subsequent notification from SGS on November 10, 2017 that SGS was withdrawing the Certificate of Conformance for EndoBarrier, ending the CE Marking of EndoBarrier in Europe and select Middle East countries.

Operating expenses

	Three Months Ended				Six Months Ended
	June 30		Change		June 30		Change
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)				(dollars in thousands)
Research and development expense	$254	$989	$(735)	(74.3)%	$627	$2,050	$(1,423)	(69.4)%
Sales and marketing expense	312	525	(213)	(40.6)%	516	980	(464)	(47.3)%
General and administrative expense	855	1,442	(587)	(40.7)%	2,040	2,529	(489)	(19.3)%
Total operating expenses	$1,421	$2,956	$(1,535)	(51.9)%	$3,183	$5,559	$(2,376)	(42.7)%

Research and Development Expense. The decrease in research and development expense for both the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 was primarily due to significantly lower consulting fees. The Company relied heavily upon a team of quality system consultants to help revamp its quality system during the six months ended June 30, 2017.

Sales and Marketing Expense. The decrease in sales and marketing expense for both the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 was primarily due to reduced compensation and employee related costs caused by lower headcount in Germany, consulting fees, and international travel. The Company’s Vice President, International and Office Manager are no longer with the company as of June 30, 2018, along with several German consultants. These departures also lowered international travel expenses.

General and Administrative Expense. The decrease in general and administrative expense for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily a result of decreased legal corporate and patent expenses, financial consulting fees, and SEC filing costs. The Company uses a software platform for its filings and no longer relies on outsourced printing, resulting in far less expense.

The decrease in general and administrative expense for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to compensation and employee related costs caused by lower headcount, consulting fees, rent and utilities expense and board of directors’ fees

We continue to look for ways to realize a more efficient cost structure in order to extend our cash runway. We may not be able to achieve cost reductions in all instances as we look to build and support our organization for the potential of the future. We expect operating expenses for the third quarter of 2018 to approximate those of the second quarter in 2018.

	Three Months Ended				Six Months Ended
	June 30		Change		June 30		Change
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)				(dollars in thousands)
Other income (expense):
Interest income	$9	$5	$4	80.0%	$16	$12	$4	33.3%
Interest expense	(207)	(18)	(189)	1050.0%	(288)	(18)	(270)	1500.0%
Foreign exchange gain (loss)	(2)	(4)	2	(50.0)%	8	(6)	14	(233.3)%
Other income	—	23	(23)	(100.0)%	—	23	(23)	(100.0)%
Re-measurement of warrant liability	2	11	(9)	(81.8)%	3	(40)	43	(107.5)%
Total other income (expense), net	$(198)	$17	$(215)	(1,264.7)%	$(261)	$(29)	$(232)	800.0%

Other income (expense). The change to other income (expense), net, for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017, is primarily due to interest expense related to our Senior Secured Convertible Promissory Note issued in the second quarter of fiscal 2017 and remeasurement of the warrant liability.

Liquidity and Capital Resources

The Company has incurred losses since our inception in March 2003 and, as of June 30, 2018, we had an accumulated deficit of approximately $263 million. We have financed our operations from a combination of sales of equity securities and issuances of convertible term notes. As of June 30, 2018, we had approximately $2.7 million of cash and cash equivalents.

In January 2017, we raised approximately $0.1 million, net of expenses, in an offering of our CDIs to eligible shareholders with a registered address in Australia or New Zealand. On June 15, 2017, we entered into a Note Purchase Agreement by and between the Company, as borrower, and Crystal Amber Fund Limited, as purchaser (the “Purchaser”). Pursuant to the Note Purchase Agreement, we issued and sold to the Purchaser a Senior Secured Convertible Promissory Note in an aggregate original principal amount of $5.0 million (the “2017 Note”). The Purchaser is a related party and our largest shareholder.

The 2017 Note accrues interest at a rate equal to 5% per annum, compounded annually, other than during the continuance of an event of default, when the 2017 Note accrues interest at a rate of 8% per annum. The entire outstanding principal balance and all unpaid accrued interest thereon is due on the maturity date, December 31, 2018. The Note is secured by a first priority security interest in substantially all of our personal property assets, including intellectual property and is convertible into the Company’s CDIs on the terms set forth therein.

During the six months ended June 30, 2018, the Company received commitments for a private placement of 58,780,619 fully paid CDIs of the Company (representing 1,175,612 shares of common stock) at an issue price of A$0.035 per CDI to sophisticated and professional investors in Australia, the United States and the United Kingdom, consisting of U.S. and non-U.S. persons (as defined in Regulation S (“Regulation S”) of the Securities Act of 1933 (the “Securities Act”)) to raise up to approximately $1.61 million (the “2018 Placement”). The issue of CDIs under the 2018 Placement occurred in two tranches. The first tranche closed on January 22, 2018 (US EST), pursuant to which the Company issued 28,467,063 CDIs (representing 569,341 shares of common stock) resulting in gross proceeds of approximately $781 thousand and related issuance costs of $63 thousand.  The closing of the second tranche of the 2018 Placement resulted in the raising of $824 thousand and related issuance costs of $39 thousand by the issue of 30,313,556 CDIs (606,271 shares) following stockholder approval at the adjourned Special Meeting of stockholders on February 27, 2018. There were two participants in the second tranche Placement; Crystal Amber Fund, a related party, purchased 27,391,756 CDIs. A Board member of the Company purchased 2,921,800 CDIs

In May 2018, the Company issued a Senior Unsecured Convertible Promissory Note in an aggregate original principal amount of $1.75 million (the “2018 Note”) and Warrant (the “2018 Warrant”) to its largest shareholder, Crystal Amber Fund Limited, which 2018 Note accrues interest at 10% per annum compounded annually. The entire outstanding principal balance of the 2018 Note and all unpaid accrued interest thereon is due on the maturity date, May 30, 2023. The issue of the 2018 Note and the 2018 Warrant, and the right of Crystal Amber Fund Limited to convert the 2018 Note, was approved by the shareholders of GI Dynamics during the Annual Meeting of Stockholders held on May 24, 2018.

During the six months ended June 30, 2018, our cash and cash equivalents balance decreased by approximately $0.4 million as a result of funds utilized to support our operations offset by proceeds from financing activities.

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Six Months Ended
	2018	2017
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(3,627)	$(5,176)
Investing activities	—	—
Financing activities	3,253	4,898
Net decrease in cash and cash equivalents	$(374)	$(278)

Cash Flows From Operating Activities

The primary uses of cash used in operating activities for the six months ended June 30, 2018 were:

•	to fund our net loss of approximately $3.4 million and;
•	a net negative adjustment to cash flow from changes in working capital of approximately $0.4 million resulting primarily from decreases in accounts payable and accrued expenses.

The primary uses of cash used in operating activities for the six months ended June 30, 2017 were:

•	to fund our net loss of approximately $5.6 million and;
•

a net positive adjustment to cash flow from changes in working capital of approximately $0.4 million resulting primarily from decreases in inventory and prepaid expenses partially offset by a decrease in accounts payable.

Cash Flows From Investing Activities

No cash was used in investing activities for the six months ended June 30, 2018 and 2017, respectively.

Cash Flows From Financing Activities

Cash provided by financing activities for the six months ended June 30, 2018 totaled approximately $3.3 million and primarily resulted from proceeds received in May 2018 from the 2018 Note payable to a related party and net proceeds from our private placement of CDIs offset by related issuance costs.

Cash provided by financing activities for the six months ended June 30, 2017 is due to the net proceeds from the approximately $5 million 2017 Note the Company issued in June 2017 and to a lesser extent, issuance of common stock in January 2017 offset by payments on our short-term 2017 Note payable to a related party.

Funding Requirements

As of June 30, 2018, our primary source of liquidity was our cash and cash equivalents balances of approximately $2.7 million.

As a result of our focus on a new pivotal clinical trial in the United States, and due to the lack of regulatory approval in the EU and other jurisdictions, we are focused on the generation of clinical data and regulatory approvals and are not currently focused on revenue-generating operations. As a result, we expect to incur significant operating losses for the next several years. We do not expect our current cash balances will be sufficient to enable us to conduct an additional clinical trial in the U.S. for the purpose of seeking regulatory approval from the FDA. We continue to restructure our costs and believe that our current cash and cash equivalents, together with proceeds from the private placement of CDIs and the financing that occurred in 2018, will not be sufficient to fund our operations beyond the third quarter of 2018.

On May 30, 2018, we entered into a $1.75 million convertible note and warrant financing (the “2018 Note Financing”) with our major shareholder, Crystal Amber Fund Limited, a related party. The 2018 Note Financing was approved in a vote of the shareholders of the Company during the Annual Meeting held on May 24, 2018.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements please refer to Note 2, “Summary of Significant Accounting Policies and Basis of Presentation,” to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We conduct business in foreign countries and our cash flows are exposed to market risk from changes in currency exchange and interest rates.

Interest Rate Sensitivity

Our cash and cash equivalents of approximately $2.7 million at June 30, 2018, consisted of cash and money market funds, all of which will be used for working capital purposes. We do not enter into investments for trading or speculative purposes. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the U.S. and Australia. Because of the short-term nature of our cash and cash equivalents, we do not believe that we have any material exposure to changes in their fair values as a result of changes in interest rates. The continuation of historically low interest rates in the U.S. will limit our earnings on investments held in U.S. dollars.

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

Fluctuations in the exchange rate of the U.S. dollar against major foreign currencies, including the euro, British Pound and Australian dollar, can result in foreign currency exchange gains and losses that may significantly impact our financial results. These foreign currency transaction and translation gains and losses are presented as a separate line item in our consolidated statements of operations and comprehensive loss. Continued fluctuation of these exchange rates could result in financial results that are not comparable from quarter to quarter. We do not currently utilize foreign currency contracts to mitigate the gains and losses generated by the re- measurement of non- functional currency assets and liabilities but do hold cash reserves in currencies in which those reserves are anticipated to be expended.

All proceeds from our 2011, 2013, 2014, and 2016 offerings, along with a portion of our 2017 and 2018 offerings, were denominated in Australian dollars and as of June 30, 2018, we held the equivalent of approximately US $27 thousand denominated in Australian dollars and approximately US $18 thousand denominated in euros. Accordingly, we have had and will continue to have exposure to foreign currency exchange rate fluctuations. A change of 10% or more in foreign currency exchange rates of the Australian dollar or the euro would not have a material impact on our financial position and results of operations.

Effects of Inflation

We do not believe that inflation and changing prices over the three and six months ended June 30, 2018 and 2017 had a significant impact on our results of operations.

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

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis. In connection with the preparation of our interim financial statements for the three and six months ended June 30, 2018, we identified the following material weaknesses in our internal control over financial reporting:

•	Failure to review transactions before posting to general ledger; and
•	Lack of effective controls to adequately restrict access and segregate duties. Specifically, due to the limited number of staff in our accounting function;
o	Reconciliations, trial balances, and financial statements are prepared and reviewed by the principal financial and accounting officer.
o	The principal financial and accounting officer has administrative rights to the financial reporting system.
o	The principal financial and accounting officer is able to generate, print and sign checks up to a certain threshold, record the payments, and reconcile the main bank account.
•	Lack of requisite accounting knowledge and inadequate written policies and procedures surrounding complex debt and equity arrangements with respect to both GAAP and the guidelines of the SEC.

Upon identifying these material weaknesses, we performed additional procedures to evaluate the impact on the financial statements. Based on these procedures, we believe the material weaknesses did not result in any material misstatements to our financial statements and we believe the consolidated financial statements included in this Quarterly Report present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles. However, these material weaknesses could result in a misstatement of our accounts or disclosures that would result in a material misstatement of our financial statements that would not be prevented or detected. We intend to remedy our material weakness with regard to insufficient segregation of duties by hiring additional employees in order to segregate duties in a manner that establishes effective internal controls once resources become available. The Company intends to remedy the lack of requisite accounting knowledge by hiring an external Chief Financial Officer.

Changes in Internal Control

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial and accounting officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that changes in internal control outlined above could materially affect our internal control over financial reporting.

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

Item 2. 2018 Note and Warrant Financing:

On May 30, 2018, the Company entered into a convertible note and warrant financing (“2018 Note Financing”) with its major shareholder, Crystal Amber Fund Limited (the “Purchaser”), in which the Company issued to the Purchaser a Senior Unsecured Convertible Promissory Note in the aggregate principal amount of $1.75 million (the “2018 Note”). In connection with the issuance of the 2018 Note, the Company also issued to the Purchaser a warrant to purchase 97,222,200 CDIs at an initial exercise price of $0.018 per CDI, subject to adjustment as described in the warrant, which warrant expires on May 30, 2023 (the “2018 Warrant”). The 2018 Warrant may be exercised at any time on a cash or cashless basis. If the Company issues securities in a subsequent financing at a per CDI price of less than $0.018, the exercise price of the 2018 Warrant will be reduced to the lowest such price per CDI (or the equivalent for shares of common stock) at which the newly issued securities were sold. The warrants were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

EXHIBIT INDEX

Exhibit No:	Description

4.1

Warrant, dated May 30, 2018, issued by the Company to Crystal Amber Fund Limited, incorporated by reference to Exhibit 10.3 of GI Dynamics, Inc.’s Current Report on Form 8-K, filed with the SEC on June 5, 2018

10.1

Letter Agreement, dated May 1, 2018, between the Company and Crystal Amber Fund Limited, incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Current Report on Form 8-K, filed with the SEC on May 7, 2018

10.2

Note and Warrant Purchase Agreement, dated May 30, 2018, between the Company and Crystal Amber Fund Limited, incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Current Report on Form 8-K, filed with the SEC on June 5, 2018.

10.3

Senior Unsecured Convertible Promissory Note, dated May 30, 2018, issued by the Company to Crystal Amber Fund Limited, incorporated by reference to Exhibit 10.2 of GI Dynamics, Inc.’s Current Report on Form 8-K, filed with the SEC on June 5, 2018.

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

GI Dynamics, Inc.

Date: August 14, 2018	By:	/s/ SCOTT W. SCHORER
Scott W. Schorer
President and Chief Executive Officer
(principal executive officer)

Date: August 14, 2018	By:	/s/ DAVE BRUCE
Dave Bruce Director of Finance, Secretary
(principal financial and accounting officer)