Form 10-Q
period 2018-09-30
GI DYNAMICS, INC.
filed 2018-11-14
CIK 1245791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files):    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 10, 2018, there were 15,333,100 shares of common stock outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations, financial performance and condition as well as our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained in this Quarterly Report on Form 10- Q that are not of historical facts may be deemed to be forward-looking statements. The forward-looking statements are contained principally in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, but are not limited to, statements about:

•	our expectations with respect to our intellectual property position;
•	our expectations with respect to our clinical trials;
•	our expectations with respect to regulatory submissions and receipt and maintenance of regulatory approvals;
•	our ability to commercialize our products;
•	our ability to develop and commercialize new products;
•	our expectation with regard to product manufacture and inventory; and
•	our estimates regarding our capital requirements and our need for additional financing.

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

GI DYNAMICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2018

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

GI Dynamics, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$3,104	$3,034
Restricted cash	30	30
Accounts receivable, net	—	40
Prepaid expenses and other current assets	259	265
Total current assets	3,393	3,369
Property and equipment, net	84	97
Total assets	$3,477	$3,466
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$749	$1,191
Accrued expenses	1,516	1,021
Deferred revenue	11	11
Short term debt to related party, net	4,985	4,929
Total current liabilities	7,261	7,152
Warrant liability	16	29
Long term debt to related party, net	96	—
Total liabilities	7,373	7,181
Commitments (Note 11)
Stockholders’ deficit:
Preferred stock, $0.01 par value – 500,000 shares authorized; no shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value – 50,000,000 shares authorized at September 30, 2018 and December 31, 2017, respectively; 15,333,100 and 11,157,489 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	154	112
Additional paid-in capital	260,695	255,294
Accumulated deficit	(264,745)	(259,121)
Total stockholders’ deficit	(3,896)	(3,715)
Total liabilities and stockholders’ deficit	$3,477	$3,466

The accompanying notes are an integral part of these consolidated financial statements.

GI Dynamics, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$—	$23	$—	$173
Cost of revenue	—	15	—	223
Gross loss	—	8	—	(50)

Operating expenses:
Research and development	494	960	1,121	3,010
Sales and marketing	167	494	683	1,474
General and administrative	1,338	1,095	3,378	3,624
Total operating expenses	1,999	2,549	5,182	8,108
Loss from operations	(1,999)	(2,541)	(5,182)	(8,158)

Other income (expense):
Interest income	7	13	23	25
Interest expense	(201)	(82)	(489)	(100)
Foreign exchange gain (loss)	2	—	10	(6)
Other income	—	—	—	23
Re-measurement of warrant liability	10	7	13	(33)
Other income (expense), net	(182)	(62)	(443)	(91)
Loss before income tax expense	(2,181)	(2,603)	(5,625)	(8,249)
(Benefit from) Provision for income taxes	2	6	(1)	9
Net loss	$(2,183)	$(2,609)	$(5,624)	$(8,258)

Basic and diluted net loss per common share	(0.17)	$(0.23)	(0.46)	$(0.74)
Weighted-average number of common shares used in basic and diluted net loss per common share	12,691,797	11,157,489	12,279,294	11,143,773

The accompanying notes are an integral part of these consolidated financial statements.

GI Dynamics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net loss	$(5,624)	$(8,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11	46
Loss on disposal of leasehold improvements	2	—
Amortization of debt issuance costs non-cash interest expense	141	25
Non-cash interest expense	249	73
Accretion of debt discount	96	—
Stock-based compensation expense	86	162
Re-measurement of warrant liability	(13)	33
Change in inventory reserve	—	(76)
Changes in operating assets and liabilities:
Accounts receivable	40	(11)
Prepaid expenses and other current assets	6	53
Inventory	—	289
Accounts payable	(442)	122
Accrued expenses	246	(105)
Net cash used in operating activities	(5,202)	(7,647)
Investing activities
Purchases of property and equipment	—	(5)
Net cash used in investing activities	—	(5)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	3,607	198
Debt issuance costs	(85)	(115)
Proceeds from long term debt, related party	1,750	5,000
Payments on short term note payable	—	(214)
Net cash provided by financing activities	5,272	4,869
Net increase (decrease) in cash and cash equivalents	70	(2,783)
Cash, cash equivalents and restricted cash at beginning of period	3,064	8,323
Cash, cash equivalents and restricted cash at end of period	$3,134	$5,540
Supplemental cash flow disclosures
Income taxes paid	25	31
Effect on retained earnings of adopting ASU No. 2016-09 in 2017	—	28
Beneficial conversion feature discount associated with 2018 Note	1,007	—
Relative fair value of warrant issued with 2018 Note	743	—

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

The current treatment paradigm for type 2 diabetes is primarily pharmacological, whereby treating clinicians prescribe a treatment regimen of 1–4 concurrent medications that could include insulin for patients with higher levels of blood sugar. Insulin carries a significant risk of increased mortality and directly contributes to weight gain, which in turn leads to higher levels of insulin resistance and diabetes. In other words, the primary drug used to treat severe type 2 diabetes raises risk significantly and increases the downstream progression of the disease by increasing obesity. Fewer than 50% of patients treated pharmacologically for type 2 diabetes are adequately managed, meaning that medication alone does not halt the progressive nature of diabetes for these patients.

The current pharmacological treatment algorithms for type 2 diabetes fall short of ideal, creating a large and unfilled treatment gap.

Our vision is to make EndoBarrier the essential nonpharmacological and nonsurgical treatment for patients with type 2 diabetes and obesity. We intend to achieve this vision by providing a safe and effective device, focusing on patient safety, supporting treating clinicians, adding to the extensive body of clinical evidence around EndoBarrier by conducting clinical trials, gaining appropriate regulatory approvals, continuing to improve our products and systems, operating the company in a lean fashion, and maximizing shareholder value.

Since incorporation, the Company has devoted substantially all of its efforts to product commercialization, research and development, business planning, recruiting management and technical staff, acquiring operating assets, and raising capital. The Company currently operates in one reportable business segment.

In 2011, the Company began commercial sales of its product, EndoBarrier, which was approved and commercially available in multiple countries outside the U.S. at the time.

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

On November 10, 2017, the Company received notification that SGS was withdrawing the Certificate of Conformance for EndoBarrier, ending the CE Marking of EndoBarrier in Europe and select Middle East countries.

In December 2017, the Company received notification from the Medicines and Healthcare Products Regulatory Agency (“MHRA”) that all EndoBarrier delivery systems (liners) in customers’ inventory need to be returned to the Company.

In August 2018, the Company received approval of an investigational device exemption (IDE) from the U.S. Food and Drug Administration (FDA) to begin enrollment in a pivotal trial evaluating the safety and efficacy of EndoBarrier in the United States pending Institutional Review Board (IRB) approval.

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

In September 2018, the Company received commitments for a private placement of approximately $5 million in an offering of its CDIs to sophisticated and professional investors, including certain existing investors, in Australia, the United States and the United Kingdom. The first tranche of $2.2 million closed and cash was received in September 2018. The second and final tranche of $2.8 million was contingent upon shareholder approval which was received in October 2018. Cash proceeds were received in November 2018.

Going Concern

As of September 30, 2018, the Company’s primary source of liquidity is its cash and cash equivalents balances. The Company continues to evaluate which markets are appropriate to pursue regulatory approvals, continue pursuing reimbursement, market awareness and general market development and selling efforts. The Company continues to restructure its business and costs, establish new priorities, and evaluate strategic options. As a result, if the Company remains in business, it expects to incur significant operating losses for the next several years.

The Company has incurred operating losses since inception and at September 30, 2018 had an accumulated deficit of approximately $265 million, a working capital deficit of approximately $3.9 million, cash used in operating activities of approximately $5.2 million and cash and cash equivalents of approximately $3.1 million. $2.8 million from the second and final tranche of the 2018 private placement was received in November 2018. Cash provided by these activities will be used predominantly to prepare for the Company’s clinical trial, which will result in increased expenses. The Company does not expect its current cash balances will be sufficient to operate beyond the end of the fourth quarter of 2018, as the 2017 Note is payable on December 31, 2018. Both parties are aware that if the Company is required to make this payment on the due date of December 31, 2018, it will be required either to renegotiate the due date of the loan or potentially cease operations. Crystal Amber and the Company are planning to discuss an extension of the due date of the 2017 Note, but there can be no assurance that any extension will occur. If the Company is able to amend the terms of the 2017 Note, it believes its cash and cash equivalents will be sufficient to fund operations into the earlier of the second quarter of 2019 or until the modified due date of the note. The Company will need to raise additional funds through any combination of collaborative arrangements, strategic alliances, and additional equity and debt financings or from other sources.

The Company has no guaranteed source of capital that will sustain operations beyond the fourth quarter of 2018, as the 2017 Note is currently payable on December 31, 2018. Crystal Amber and the Company are planning to discuss an amendment to the terms of the 2017 Note, but there can be no guarantee that this will happen. If the Company is able to amend the terms of the 2017 Note, it believes its cash and cash equivalents will be sufficient to fund operations into the earlier of the second quarter of 2019 or until the modified due date of the note. There can be no assurance that other potential financing opportunities will be available on acceptable terms, if at all. As such, if access to capital is not achieved to satisfy cash needs in the near term, the Company’s business, financial condition and results of operations will be materially harmed or the Company may be required to cease operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The consolidated financial statements as of September 30, 2018 and December 31, 2017 and the three and nine months ended September 30, 2018 and 2017 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

2. Summary of Significant Accounting Policies and Basis of Presentation

The accompanying interim consolidated financial statements and related disclosures as of September 30, 2018, and for the three and nine months ended September 30, 2018 and 2017 are unaudited and have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K (“Form 10-K”), filed with the SEC on March 28, 2018. The December 31, 2017 consolidated balance sheet included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by GAAP for complete financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investment instruments with an original maturity when purchased of three months or less to be cash equivalents. Investments qualifying as cash equivalents primarily consist of money market funds and have a carrying amount that approximates fair value. The amount of cash equivalents included in cash and cash equivalents was approximately $3.1 million at September 30, 2018 and $3.0 million at December 31, 2017, respectively.

Inventory

The Company states inventory at the lower of first-in, first-out cost or net realizable value. When capitalizing inventory, the Company considers factors such as status of regulatory approval, alternative use of inventory, and anticipated commercial use of the product. At September 30, 2018 and December 31, 2017, the Company had a net inventory balance of $0.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) using the modified retrospective method. ASU 2014-09 is a comprehensive revenue recognition standard that superseded nearly all existing revenue recognition guidance. Upon adoption, the Company discontinued revenue deferral under the sell-through model and commenced recording revenue upon delivery to distributors, net of estimated returns. Upon adoption of ASU 2014-09, there was no impact on the Company’s financial statements. The comparative financial information presented has not been restated and continues to be reported under the accounting standards in effect for those periods.

Revenues include product sales, net of estimated returns. As of January 1, 2018, revenue is measured as the amount of consideration the Company expects to receive in exchange for product transferred. Revenue is recognized when contractual performance obligations have been satisfied and control of the product has been transferred to the customer. In most cases, the Company has a single product delivery performance obligation. Product returns are estimated based on historical data and evaluation of current information.

From January 1, 2018 to September 30, 2018, the Company did not enter into any revenue contracts with customers and did not recognize or defer any revenue related to new contracts.

At September 30, 2018 and December 31, 2017, the Company had deferred revenue of approximately $11 thousand.

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

Patent Costs

The Company expenses as incurred all costs, including legal expenses, associated with obtaining patents until the patented technology becomes feasible. All costs incurred after the patented technology is feasible will be capitalized as an intangible asset. As of September 30, 2018, and December 31, 2017, no such costs had been capitalized. The Company expensed approximately $0.1 million and $0.3 of patent costs within general and administrative expenses in the consolidated statements of operations for the nine months ended September 30, 2018 and 2017, respectively.

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

For the nine months ended September 30, 2018, and 2017, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible. As a result, no related reserves have been established.

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

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which addresses the recognition, measurement, presentation and disclosure of financial assets and liabilities. This ASU primarily affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, this ASU clarifies the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. This standard became effective on January 1, 2018. This standard did not have a material impact on our consolidated financial statements and related disclosures for the nine months ended September 30, 2018.

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), or ASU 2016-15. The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under FASB Accounting Standards Codification 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. We have evaluated the impact of ASU No. 2016-15 and noted it had no impact on our consolidated financial statements for the nine months ended September 30, 2018.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issue Task Force), or ASU 2016-18. This new standard addresses the diversity that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within the year of adoption, with early adoption permitted. Our consolidated financial statements reflect this standard for the nine months ended September 30, 2018 and 2017.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (ASC 260) Distinguishing Liabilities from Equity (ASC 480) Derivatives and Hedging (ASC 815),” which addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. For public business entities, the amendments in Part I of ASU 2017-11 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company has chosen to early adopt this standard on April 1, 2018 with retroactive restatement of comparative periods. The Company has concluded that the retroactive provisions of ASU 2017-11 had no impact on the accounting for the Company’s previously outstanding warrant which had been issued to the warrant holder as stock compensation.

3. Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Potential common stock equivalents are determined using the treasury stock method. For diluted net loss per share purposes, the Company excludes stock options and other stock-based awards, including shares issued as a result of option exercises but which are subject to repurchase by the Company, whose effect would be anti-dilutive from the calculation. During the three and nine months ended September 30, 2018 and 2017, common stock equivalents were excluded from the calculation of diluted net loss per common share, as their effect was anti-dilutive due to the net loss incurred. Therefore, basic and diluted net loss per share was the same in all periods presented.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding as of September 30, 2018 and 2017, as they would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Warrants to purchase common stock	1,972,976	28,532	1,972,976	28,532
Options to purchase common stock and other stock-based awards	1,545,719	1,504,938	1,545,719	1,504,938
Total	3,518,695	1,533,470	3,518,695	1,533,470

4. Warrants to Purchase Common Stock and CDIs

On May 4, 2016, the Company entered into a consulting agreement pursuant to which a consulting firm provides strategic advisory, finance, accounting, human resources and administrative functions, including chief financial officer services, to the Company. In connection with the consulting agreement, the Company granted the consulting firm a warrant (“Consultant Warrant”) to purchase up to 28,532 shares of the Company’s common stock at an exercise price per share equal to $0.64. The Consultant Warrant vests on a monthly basis over two years and has a term of five years. The Company has reserved 28,532 shares of common stock related to the Consultant Warrant. As of September 30, 2018, the Consultant Warrants had not been exercised.

The Company accounts for the Warrants under Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”). The Consultant Warrant contains a cashless exercise provision which meets the net settlement criteria of ASC 815 and is therefore considered a derivative and is classified as a liability.

The Consultant Warrant is classified as a liability and as such the fair value of the Warrant must be remeasured at each reporting period. At the time the Warrant was issued, the Company estimated the fair value of the Warrant using the Black-Scholes option pricing model. The Company remeasures the fair value of the Warrant at each reporting period using current assumptions. Changes in value are recorded as other income or expense (Note 5).

On May 30, 2018, the Company entered into a Note and Warrant Purchase agreement that included a warrant to purchase 97,222,200 CDIs (representing 1,944,444 shares of common stock). The exercise price is US$0.018 per CDI and the warrants can be exercised with cash or as a net exercise. The warrants are immediately exercisable on issuance and expire on May 30, 2023.

5. Fair Value of Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, requiring the Company to develop its own assumptions for the asset or liability.

The following tables present the assets and liabilities the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at
		Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	September 30, 2018	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$1,091	$1,091	$—	$—
Total assets	$1,091	$1,091	$—	$—
Liabilities
Warrant liability	$16	$—	$—	$16
Total liabilities	$16	$—	$—	$16

		Fair Value Measurements at
		Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$2,584	$2,584	$—	$—
Total assets	$2,584	$2,584	$—	$—
Liabilities
Warrant liability	$29	$—	$—	$29
Total liabilities	$29	$—	$—	$29

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the Consultant Warrant as of September 30, 2018, and December 31, 2017 were as follows:

	September 30,	December 31,
	2018	2017
Exercise price (A$55.00 at the then current exchange rate)	$0.64	$0.64
Fair value of common stock	$0.72	$0.60
Expected volatility	135.0%	142.6%
Expected term (in years)	2.61	3.34
Risk-free interest rate	2.9%	2.0%
Expected dividend yield	—%	—%

The following table rolls forward the fair value of the Warrants, where fair value is determined by Level 3 inputs (in thousands):

Balance at December 31, 2017	$29
Decrease in fair value of warrants upon re-measurement included in other income (expense), net	(13)
Balance at September 30, 2018	$16

Cash, cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, deferred revenue and short-term debt to Crystal Amber Fund Limited, a related party, at September 30, 2018 and December 31, 2017 are carried at amounts that approximate fair value due to their short-term maturities and highly liquid nature of these instruments. The carrying value of the Company’s long-term debt to Crystal Amber Fund Limited, a related party, at September 30, 2018 approximates fair value based on certain industry studies obtained by the Company.

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

The Company did not have any accounts receivable at September 30, 2018. At December 31, 2017, four health care providers accounted for approximately 100% of the Company’s accounts receivable balance, of approximately equal sums.

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

The following table shows the components of the Company’s accounts receivable at September 30, 2018 and December 31, 2017 (in thousands):

	September 30,	December 31,
	2018	2017
Accounts receivable	$—	$85
Less: allowance for doubtful accounts	—	(42)
Less: allowance for sales returns	—	(3)
Total	$—	$40

The following is a rollforward of the Company’s allowance for doubtful accounts (in thousands):

	Nine Months Ended September 30,
	2018	2017
Beginning balance	$42	$16
Net charges to expenses	(42)	48
Utilization of allowances	—	(22)
Ending balance	$—	$42

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

Inventory, net of reserves of approximately $5 million, is $0 at September 30, 2018 and December 31, 2017.

8. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Laboratory and manufacturing equipment	$591	$591
Computer equipment and software	1,179	1,179
Office furniture and equipment	183	183
Leasehold improvements	—	21
	1,953	1,974
Less accumulated depreciation and amortization	(1,869)	(1,877)
Total	$84	$97

Depreciation and amortization expense of property and equipment totaled approximately $0 and $11 thousand for the three months ended September 30, 2018 and September 30, 2017, respectively and $11 and $46 thousand for the nine months ended September 30, 2018 and 2017, respectively.

The Company recorded a loss on disposal of $2 thousand in connection with the expiration of its office lease and the related leasehold improvements on April 13, 2018.

9. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Payroll and related liabilities	$268	$181
Professional fees	639	421
Credit refunds	175	279
Interest payable	386	136
Other	48	4
Total	$1,516	$1,021

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

The Company recorded the $5 million 2017 Note, net of debt issuance costs of $115 thousand and will amortize the debt issuance costs over the life of the 2017 Note. For the three and nine months ended September 30, 2018, the Company recognized interest expense of $67 thousand and $191 thousand and amortization of debt issuance costs of $19 thousand and $56 thousand, respectively, related to the 2017 Note.

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

2018 Convertible Note and Warrant Financing

On May 30, 2018, the Company entered into a Note Purchase Agreement by and between the Company, as borrower, and Crystal Amber Fund Limited, as purchaser (the “Purchaser”). Pursuant to the Note Purchase Agreement, the Company issued and sold to the Purchaser a Senior Unsecured Convertible Promissory Note in an aggregate original principal amount of $1.75 million (the “2018 Note”). The Purchaser is a related party and is the Company’s largest shareholder.

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

The Company recorded the 2018 Note, net of the total debt discount of $1.75 million and will amortize the debt discount over the life of the 2018 Note. For the three and nine months ended September 30, 2018, the Company recognized interest expense of $44 thousand and $58 thousand and amortization of the debt discount of $70 thousand and $95 thousand, respectively. For the three and nine months ended September 30, 2018, the Company recognized interest expense derived from issuance costs of $0 and $85 thousand, respectively.

11. Commitments and Contingencies

Lease Commitments

In June 2016, the Company entered into a noncancelable agreement to lease approximately 4,200 square feet of office and laboratory space in Boston, Massachusetts. The lease commenced in June 2016 and expired in April 2018. Rent during the term was $11,900 per month.

Rent expense on noncancelable operating leases was $0 and $36 thousand for the three months ended September 30, 2018 and 2017, respectively and $37 and $107 thousand for the nine months ended September 30, 2018 and 2017, respectively. The Company has secured office space at a WeWork location in Boston on a 6-month lease term, which can potentially be extended. Rent expense for this location for the three and nine months ended September 30, 2018 was $21 thousand.

12. Stockholders’ Equity (Deficit)

On May 22, 2017, the Stockholders of the Company approved an increase of its authorized shares of Common Stock from 13,000,000 to 50,000,000 and to eliminate Class B shares of Common Stock of the Company. As of September 30, 2018, the authorized capital stock of the Company consists of 50,500,000 shares, of which 50,000,000 shares are designated as Common Stock and 500,000 shares are designated as Preferred Stock.

In 2018, the Company received commitments for two private placements to sophisticated and professional investors in Australia, the United States and the United Kingdom, consisting of U.S. and non-U.S. persons (as defined in Regulation S (“Regulation S”) of the Securities Act of 1933 (the “Securities Act”)) to raise up to approximately $6.61 million (the “2018 Placements”).  The first placement (“First Quarter 2018 Placement”) consisted of a total of 406,002,869 fully paid CDIs of the Company (representing 8,120,057 shares of common stock) at an issue price of A$0.035 per CDI. The issue of CDIs under the First Quarter 2018 Placement occurred in two tranches. The first tranche closed on January 22, 2018 (US EST), pursuant to which the Company issued 28,467,063 CDIs (representing 569,341 shares of common stock) resulting in gross proceeds of approximately $781 thousand and related issuance costs of $63 thousand.  The closing of the second tranche of the First Quarter 2018 Placement resulted in the raising of $824 thousand and related issuance costs of $39 thousand by the issue of 30,313,556 CDIs (606,271 shares) following stockholder approval granted on February 27, 2018. There were two participants in the First Quarter 2018 Placement second tranche; Crystal Amber Fund, a related party, purchased 27,391,756 CDIs. A Board member of the Company purchased 2,921,800 CDIs.

The second placement (“Autumn 2018 Placement”) consisted of a total of 347,222,250 fully paid CDIs of the Company (representing 6,944,445 shares of common stock) at an issue price of A$0.020 per CDI.  The investors in the Autumn 2018 Placement included certain existing investors.  The issue of these CDIs occurred in two tranches. The first tranche closed on September 20, 2018 (US EST), pursuant to which the Company issued 150,000,000 CDIs (representing 3,000,000 shares of common stock) resulting in gross proceeds of approximately $2.2 million and related issuance costs of $56 thousand. The closing of the second tranche resulted in the raising of $2.8 million by the issue of 197,222,250 CDIs (representing 3,944,445 shares of common stock) following stockholder approval at the adjourned Special Meeting of stockholders on October 29, 2018. There were three participants in the second tranche; Crystal Amber Fund, a related party, purchased 168,194,450 CDIs. Existing investors in the United States and Australia also purchased 23,819,450 and 5,208,350 CDIs, respectively. All second tranche CDIs are expected to be allotted to investors in November 2018..

13. Stock Plans

The Company has two stock-based compensation plans under which incentive stock options, nonqualified stock options, restricted and unrestricted stock awards, and other stock-based awards are available for grant to employees, directors and consultants of the Company. At September 30, 2018, there were 1,545,719 shares available for future grant under the 2011 plan.

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

Stock-Based Compensation

Stock-based compensation is reflected in the consolidated statements of operations as follows for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$1	$11	$6	$24
Sales and marketing	5	38	15	67
General and administrative	16	32	65	71
	$22	$81	$86	$162

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

Determining the fair value of stock-based awards using the Black-Scholes option-pricing model requires the use of highly subjective assumptions, including the expected term of the award and expected stock price volatility. The weighted-average assumptions used to estimate the fair value of employee stock options using the Black-Scholes option-pricing model were as follows for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Expected volatility	120.3%	88.2%	120.3%	87.8%
Expected term (in years)	6.05	6.05	6.05	6.05
Risk-free interest rate	3.0%	2.1%	3.0%	2.1%
Expected dividend yield	0%	0%	0%	0%

Stock Options

The following table summarizes share-based activity under the Company’s stock option plans for the nine months ended September 30, 2018:

	Shares of Common Stock Attributable to Options	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2017	992,221	$10.71	5.72	$63
Granted	122,500	$—		$—
Exercised	—	$—		$—
Cancelled	(381,043)	$5.31		$—
Outstanding at September 30, 2018	733,678	$4.67	5.96	$16
Vested or expected to vest at September 30, 2018	733,678	$4.67	5.96	$16
Exercisable at September 30, 2018	337,063	$—	—	—

As of September 30, 2018, there was approximately $299 thousand of unrecognized stock-based compensation related to unvested stock option grants having service-based vesting under the Plans which is expected to be recognized over a weighted-average period of 2.6 years. The intrinsic value in the table above represents the difference between the fair value of the Company’s common stock on the measurement date and the exercise price of the stock option.

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

Restricted Stock Units & Performance Stock Units

Each restricted stock unit and performance stock unit (“RSU & PSU”) issued under the Company Plans represents a contingent right to receive one share of the Company’s common stock. The RSUs & PSUs outstanding at September 30, 2018 vest upon the achievement of certain product revenue, regulatory and reimbursement milestones. There is no consideration payable on the vesting of RSUs & PSUs issued. Upon vesting, RSUs and PSUs are exercised automatically and settled in shares of the Company’s common stock.

The following table summarizes information related to RSU & PSU activity for the nine months ended September 30, 2018:

	Number of Units	Weighted- Average Contractual Life	Aggregate Intrinsic Value
		(in years)	(in thousands)
Outstanding at December 31, 2017	392,659	8.27	$429
Granted	—
Exercised	—
Cancelled	(142,659)	—	—
Outstanding at September 30, 2018	250,000	7.48	$208

The aggregate intrinsic value at September 30, 2018 and December 31, 2017 noted in the table above represents the closing price of the Company’s common stock multiplied by the number of RSUs and PSUs outstanding. The fair value of each RSU and PSU award equals the closing price of the Company’s common stock on the date of grant

At September 30, 2018, all RSUs and PSUs outstanding are subject to performance-based vesting criteria as described in the applicable award agreement. For these awards, vesting will occur upon the achievement of certain product revenue, regulatory and reimbursement milestones. When achievement of the milestone is deemed probable, the Company expenses the compensation of the respective stock award over the implicit service period.

At September 30, 2018 and 2017, no RSUs and PSUs that have performance-based vesting criteria are considered probable of achievement. For the three and nine months ended September 30, 2018 and 2017, the Company did not recognize any stock-based compensation for RSUs and PSUs subject to performance-based vesting criteria.

As of September 30, 2018, there remains approximately $150 thousand of unrecognized stock-based compensation.

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

At September 30, 2018, long-lived assets, comprised of property and equipment, of approximately $0.1 million are all held in the U.S.

Product sales by geographic location for the three and nine months ended September 30, 2018 and 2017 are listed in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Europe	$—	$23	$—	$155
Middle East	—	-	—	18
Total	$—	$23	$—	$173

The Company did not have revenue for the three and nine months ended September 30, 2018.

Germany was a significant component of revenue in Europe for the three and nine months ended September 30, 2017.

Major Customers

The Company did not recognize any revenue for the three and nine months ended September 30, 2018.

For the three months ended September 30, 2017, the Company recognized as revenue a reversal of prior rebate accruals of approximately $27 thousand originally granted to health care providers which was deemed to no longer be required, in addition the Company deferred a previously recognized sale.

For the nine months ended September 30, 2017, two customers accounted for 21% and 15% of the Company’s revenue.

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

On November 10, 2017, the Company received notification that SGS was withdrawing the Certificate of Conformance for EndoBarrier, ending the CE Marking of EndoBarrier in Europe and select Middle East countries.

In December 2017, the Company received notification from the Medicines and Healthcare Products Regulatory Agency (“MHRA”) that all EndoBarrier delivery systems (Liners) in customers’ inventory need to be returned to the Company.

In August 2018, the Company received approval of an investigational device exemption from the U.S. Food and Drug Administration (FDA) to begin enrollment in a pivotal trial evaluating the safety and efficacy of EndoBarrier in the United States pending Institutional Review Board (IRD) approval.

For financial reporting purposes, we have one reportable segment which designs, manufactures and markets a medical device for the treatment of type 2 diabetes and obesity.

To date, we have devoted substantially all our efforts to research and development, business planning, clinical research, clinical study management, reimbursement development, product commercialization, acquiring operating assets and raising capital. We have incurred significant operating losses since our inception in 2003. As of September 30, 2018, we had an accumulated deficit of approximately $265 million. We expect to incur net losses for the next several years while we continue to evaluate which markets are appropriate to continue pursuing reimbursement, market awareness and general market development efforts, and continue to restructure our business and costs, establish new priorities, continue limited research, and evaluate strategic options. In January and March 2018, the Company raised approximately $1.6 million in an offering of our CDIs to sophisticated and professional investors, including certain existing investors, in

Australia, the United States and the United Kingdom. In September and November 2018, the Company raised approximately $5 million in an offering of our CDIs to sophisticated and professional investors, including certain existing investors, in Australia, the United States and the United Kingdom.

To date, the Company has raised net proceeds of approximately $246 million through the issuance of convertible debt and sales of our equity. On June 15, 2017, the Company issued a Senior Secured Convertible Promissory Note (“2017 Note”) to a single note holder, Crystal Amber Fund Limited, who is our largest shareholder and a related party, for gross proceeds of approximately $5.0 million. On May 30, 2018, the Company entered into a $1.75 million convertible note and warrant financing (“2018 Note Financing”) with Crystal Amber Fund Limited. The 2018 Note Financing was approved in a vote of the shareholders of the Company during the Annual Meeting held on May 24, 2018.

Our corporate headquarters are in Boston, Massachusetts. The Company has secured office space at a WeWork location in Boston on a 6-month lease term, which can potentially be extended.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements prepared in accordance with generally accepted accounting principles in the U.S. The preparation of these financial statements requires us to make certain estimates and assumptions that may affect the reported amounts of assets and liabilities, and the reported amounts of revenues and expenses during the reported periods and related disclosures. These estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts, inventory valuation including reserves for excess and obsolete inventory, income taxes including the valuation allowance for deferred tax assets, research and development expenses, contingencies, stock-based compensation, going concern considerations, and warrant valuations are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on our historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions.

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) using the modified retrospective method. The adoption of ASU 2014-09 had no material impact on our consolidated financial statements and related disclosures for the nine months ended September 30, 2018.

On April 1, 2018, the Company early adopted ASU 2017-11, “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815),” which addresses the complexity of accounting for certain financial instruments with down round features. The Company has concluded that the retroactive provisions of ASU 2017-11 had no impact on the accounting for the Company’s previously outstanding warrant which had been issued to the warrant holder as stock compensation.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Revenue	$—	$23	$—	$173
Cost of revenue	—	15	—	223
Gross loss	—	8	—	(50)

Operating expenses:
Research and development	494	960	1,121	3,010
Sales and marketing	167	494	683	1,474
General and administrative	1,338	1,095	3,378	3,624
Total operating expenses	1,999	2,549	5,182	8,108
Loss from operations	(1,999)	(2,541)	(5,182)	(8,158)
Other income (expense):
Interest income	7	13	23	25
Interest expense	(201)	(82)	(489)	(100)
Foreign exchange gain (loss)	2	—	10	(6)
Other income	—	—	—	23
Re-measurement of warrant liability	10	7	13	(33)
Other income (expense), net	(182)	(62)	(443)	(91)
Loss before income tax expense	(2,181)	(2,603)	(5,625)	(8,249)
(Benefit from) Provision for income taxes	2	6	(1)	9
Net loss	$(2,183)	$(2,609)	$(5,624)	$(8,258)

Basic and diluted net loss per common share	(0.17)	$(0.23)	(0.46)	$(0.74)
Weighted-average number of common shares used in basic and diluted net loss per common share	12,691,797	11,157,489	12,279,294	11,143,773

Three and nine months ended September 30, 2018 compared to three and nine months ended September 30, 2017

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)				(dollars in thousands)
Revenue	$—	$23	$(23)	(100.0)%	$—	$173	$(173)	(100.0)%
Cost of revenue	—	15	(15)	(100.0)%	—	223	(223)	(100.0)%
Gross loss	—	8	(8)	(100.0)%	—	(50)	50	(100.0)%

Revenue. The decrease in revenue for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 was primarily due to the suspension of CE Mark in May 2017 and subsequent notification from SGS on November 10, 2017 that SGS was withdrawing the Certificate of Conformance for EndoBarrier, ending the CE Marking of EndoBarrier in Europe and select Middle East countries.

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

In the near-term, we intend to focus our efforts on clinical activities continuing to support efforts in collecting additional clinical evidence via the numerous ongoing investigator-initiated studies around the world, many of which are randomized controlled trials. The Company received its investigational device exemption from the FDA in August 2018 and expects to complete enrollment of Stage I of the study during the first half of 2019.

Cost of Revenue. The decrease in cost of revenue for the three and nine months ended September 30, 2018 compared to the same period in the prior year was primarily due to the suspension of CE Mark in May 2017 and subsequent notification from SGS on November 10, 2017 that SGS was withdrawing the Certificate of Conformance for EndoBarrier, ending the CE Marking of EndoBarrier in Europe and select Middle East countries.

Operating expenses

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)				(dollars in thousands)
Research and development expense	$494	$960	$(466)	(48.5)%	$1,121	$3,010	$(1,889)	(62.8)%
Sales and marketing expense	167	494	(327)	(66.2)%	683	1,474	(791)	(53.7)%
General and administrative expense	1,338	1,095	243	22.2%	3,378	3,624	(246)	(6.8)%
Total operating expenses	$1,999	$2,549	$(550)	(21.6)%	$5,182	$8,108	$(2,926)	(36.1)%

Research and Development Expense. The decrease in research and development expense for both the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 was primarily due to significantly lower consulting fees. The Company relied heavily upon a team of quality system consultants to help revamp its quality system during the nine months ended September 30, 2017.

Sales and Marketing Expense. The decrease in sales and marketing expense for both the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 was primarily due to reduced compensation and employee related costs caused by lower headcount in Germany, consulting fees, and international travel. The Company’s Vice President, International and Office Manager are no longer with the company as of September 30, 2018, along with several German consultants. These departures also lowered international travel expenses.

General and Administrative Expense. The increase in general and administrative expense for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily a result of increased legal corporate and patent expenses in addition to increased salary and employee related costs primarily due to milestone bonuses earned and paid in relation to the Company’s approval of an investigational device exemption from the FDA in August 2018.

The decrease in general and administrative expense for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to compensation and employee related costs caused by lower headcount, consulting fees, rent and utilities expense and board of directors’ fees.

We continue to look for ways to realize a more efficient cost structure in order to extend our cash runway. We may not be able to achieve cost reductions in all instances as we look to build and support our organization for the potential of the future. We expect operating expenses for the fourth quarter of 2018 to approximate those of the third quarter in 2018.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)				(dollars in thousands)
Other income (expense):
Interest income	$7	$13	$(6)	(46.2)%	$23	$25	$(2)	(8.0)%
Interest expense	(201)	(82)	(119)	145.1%	(489)	(100)	(389)	389.0%
Foreign exchange gain (loss)	2	—	2	100.0%	10	(6)	16	(266.7)%
Other income	—	—	—	0.0%	—	23	(23)	(100.0)%
Re-measurement of warrant liability	10	7	3	42.9%	13	(33)	46	(139.4)%
Total other income (expense), net	$(182)	$(62)	$(120)	193.5%	$(443)	$(91)	$(352)	386.8%

Other income (expense). The change to other income (expense), net, for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 is primarily due to interest expense related to the Company’s 2017 Convertible Note Financing and the 2018 Convertible Note and Warrant Financing.

Liquidity and Capital Resources

The Company has incurred losses since our inception in March 2003 and, as of September 30, 2018, we had an accumulated deficit of approximately $265 million. We have financed our operations from a combination of sales of equity securities and issuances of convertible term notes. As of September 30, 2018, we had approximately $3.1 million of cash and cash equivalents.

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

In 2018, the Company received commitments for two private placements to sophisticated and professional investors in Australia, the United States and the United Kingdom, consisting of U.S. and non-U.S. persons (as defined in Regulation S (“Regulation S”) of the Securities Act of 1933 (the “Securities Act”)) to raise up to approximately $6.61 million (the “2018 Placements”). The first placement (“First Quarter 2018 Placement”) consisted of a total of 406,002,869 fully paid CDIs of the Company (representing 8,120,057 shares of common stock) at an issue price of A$0.035 per CDI. The issue of CDIs under the First Quarter 2018 Placement occurred in two tranches. The first tranche closed on January 22, 2018 (US EST), pursuant to which the Company issued 28,467,063 CDIs (representing 569,341 shares of common stock) resulting in gross proceeds of approximately $781 thousand and related issuance costs of $63 thousand.  The closing of the second tranche of the First Quarter 2018 Placement resulted in the raising of $824 thousand and related issuance costs of $39 thousand by the issue of 30,313,556 CDIs (606,271 shares) following stockholder approval granted on February 27, 2018. There were two participants in the First Quarter 2018 Placement second tranche; Crystal Amber Fund, a related party, purchased 27,391,756 CDIs. A Board member of the Company purchased 2,921,800 CDIs.

The second placement (“Autumn 2018 Placement”) consisted of a total of 347,222,250 fully paid CDIs of the Company (representing 6,944,445 shares of common stock) at an issue price of A$0.020 per CDI.  The investors in the Autumn 2018 Placement included certain existing investors.  The issue of these CDIs occurred in two tranches. The first tranche closed on September 20, 2018 (US EST), pursuant to which the Company issued 150,000,000 CDIs (representing 3,000,000 shares of common stock) resulting in gross proceeds of approximately $2.2 million and related issuance costs of $56 thousand. The closing of the second tranche resulted in the raising of $2.8 million by the issue of 197,222,250 CDIs (representing 3,944,445 shares of common stock) following stockholder approval at the adjourned Special Meeting of stockholders on October 29, 2018. There were three participants in the second tranche; Crystal Amber Fund, a related party, purchased 168,194,450 CDIs. Existing investors in the United States and Australia also purchased 23,819,450 and 5,208,350 CDIs, respectively. All second tranche CDIs are expected to be allotted to investors in November 2018.

During the nine months ended September 30, 2018, our cash and cash equivalents balance slightly increased as a result of funds utilized to support our operations offset by proceeds from financing activities.

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Nine Months Ended
	2018	2017
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(5,202)	$(7,647)
Investing activities	—	(5)
Financing activities	5,272	4,869
Net increase (decrease) in cash and cash equivalents	$70	$(2,783)

Cash Flows From Operating Activities

The primary uses of cash used in operating activities for the nine months ended September 30, 2018 were:

•	to fund our net loss of approximately $5.6 million and;
•	a net negative adjustment to cash flow from changes in working capital of approximately $0.1 million resulting primarily from a decrease in accounts payable offset by an increase in accrued expenses.

The primary uses of cash used in operating activities for the nine months ended September 30, 2017 were:

•	to fund our net loss of approximately $8.3 million and;
•	a net positive adjustment to cash flow from changes in working capital of approximately $0.3 million resulting primarily from decreases in inventory and prepaid expenses.

Cash Flows From Investing Activities

No cash was used in investing activities for the nine months ended September 30, 2018.

Cash used in investing activities for the nine months ended September 30, 2017 totaled approximately $5 thousand and resulted from the purchase from equipment.

Cash Flows From Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2018 totaled approximately $5.3 million and primarily resulted from proceeds received in May 2018 from the 2018 Note payable to a related party and net proceeds from our private placement of CDIs offset by related issuance costs.

Cash provided by financing activities for the nine months ended September 30, 2017 is due to the net proceeds from the approximately $5 million 2017 Note the Company issued in June 2017 and to a lesser extent, issuance of common stock in January 2017 offset by payments on our short-term 2017 Note payable to a related party.

Funding Requirements

As of September 30, 2018, our primary source of liquidity was our cash and cash equivalents balances of approximately $3.1 million.

As a result of our focus on a new pivotal clinical trial in the United States, and due to the lack of regulatory approval in the EU and other jurisdictions, we are focused on the generation of clinical data and regulatory approvals and are not currently focused on revenue-generating operations. As a result, we expect to incur significant operating losses for the next several years. We do not expect our current cash balances will be sufficient to enable us to conduct an additional clinical trial in the U.S. for the purpose of seeking regulatory approval from the FDA. The Company continues to restructure our costs and believes that our current cash and cash equivalents will not be sufficient to fund our operations beyond the fourth quarter of 2018, as the 2017 Note is currently payable on December 31, 2018. Both parties are aware that if the Company is required to make this payment on the due date of December 31, 2018, it will be required either to renegotiate the due date of the loan or potentially cease operations. Crystal Amber and the Company are planning to discuss an extension of the due date of the 2017 Note, but there can be no assurance that any extension will occur. If the Company is able to amend the terms of the 2017 Note, it believes its cash and cash equivalents will be sufficient to fund operations into the earlier of the second quarter of 2019 or until the modified due date of the note.

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

Interest Rate Sensitivity

Our cash and cash equivalents of approximately $3.1 million at September 30, 2018, consisted of cash and money market funds, all of which will be used for working capital purposes. We do not enter into investments for trading or speculative purposes. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the U.S. and Australia. Because of the short-term nature of our cash and cash equivalents, we do not believe that we have any material exposure to changes in their fair values as a result of changes in interest rates. The continuation of historically low interest rates in the U.S. will limit our earnings on investments held in U.S. dollars.

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

Fluctuations in the exchange rate of the U.S. dollar against major foreign currencies, including the euro, British Pound and Australian dollar, can result in foreign currency exchange gains and losses that may significantly impact our financial results. These foreign currency transaction and translation gains and losses are presented as a separate line item in our consolidated statements of operations. Continued fluctuation of these exchange rates could result in financial results that are not comparable from quarter to quarter. We do not currently utilize foreign currency contracts to mitigate the gains and losses generated by the re- measurement of non- functional currency assets and liabilities but do hold cash reserves in currencies in which those reserves are anticipated to be expended.

All proceeds from our 2011, 2013, 2014, and 2016 offerings, along with a portion of our 2017 and 2018 offerings, were denominated in Australian dollars and as of September 30, 2018, we held the equivalent of approximately US $24 thousand denominated in Australian dollars and approximately US $109 thousand denominated in euros. Accordingly, we have had and will continue to have exposure to foreign currency exchange rate fluctuations. A change of 10% or more in foreign currency exchange rates of the Australian dollar or the euro would not have a material impact on our financial position and results of operations.

Effects of Inflation

We do not believe that inflation and changing prices over the three and nine months ended September 30, 2018 and 2017 had a significant impact on our results of operations.

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

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis. In connection with the preparation of our interim financial statements for the three and nine months ended September 30, 2018, we identified the following material weaknesses in our internal control over financial reporting:

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

Upon identifying these material weaknesses, we performed additional procedures to evaluate the impact on the financial statements. Based on these procedures, we believe the material weaknesses did not result in any material misstatements to our financial statements and we believe the consolidated financial statements included in this Quarterly Report present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles. However, these material weaknesses could result in a misstatement of our accounts or disclosures that would result in a material misstatement of our financial statements that would not be prevented or detected. In September 2018, the Company hired a part-time consultant who is a seasoned medical technology CFO to advise the CEO and finance team. We intend to remedy our material weakness with regard to insufficient segregation of duties by hiring additional employees in order to segregate duties in a manner that establishes effective internal controls once resources become available.

Additionally, in the three months ended September 30, 2018, we identified the following material weakness in our internal controls over financial reporting: our internal controls failed to prevent or timely detect unauthorized cash disbursements made from August 2016 through May 2018. Specifically, due to (i) a lack of controls within our bank portal to prevent manual edits to wire payment templates and (ii) ineffective reporting of payables to detect duplicate payments, these controls were not adequate to safeguard our cash assets from duplicate payments being diverted by a former employee to a personal account. The material weakness in our controls resulted in the inability to prevent and timely detect the fraud loss. The Company performed additional procedures to evaluate the impact on its financial statements. Based on these procedures, the Company believes that the material weaknesses did not result in any material misstatements to our consolidated financial statements for the years ended December 31, 2017 and 2016, and for the quarters ended March 31, 2016 through September 30, 2018. The Company has investigated these incidents and expects that the amount of the loss will be covered by our insurance. We have begun implementing the following to remediate this material weakness:

•	Elimination of non-template electronic payment initiation, editing by initiator, and initiation of two-party review of new recipient entries, including bank information;
•	Management reporting reformatting to highlight invoice and payment duplications and unusual payables, including recent activity reporting by vendor; and,
•	increase internal communications to improve security awareness and to emphasize the importance of exercising professional skepticism.

Changes in Internal Control

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial and accounting officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that changes in internal control outlined above could materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities:

In September 2018, the Company received commitments for a private placement of 347,222,250 fully paid CDIs of the Company (representing 6,944,445 shares of common stock) at an issue price of A$0.020 per CDI to sophisticated and professional investors, including certain existing investors, in Australia, the United States and the United Kingdom consisting of U.S. and non-U.S. persons (as defined in Regulation S (“Regulation S”) of the Securities Act of 1933, as amended (the “Securities Act”)). The issue of these CDIs under this placement occurred in two tranches. The first tranche closed on September 20, 2018 (US EST), pursuant to which the Company issued 150,000,000 CDIs (representing 3,000,000 shares of common stock) resulting in gross proceeds of approximately $2.2 million.  The closing of the second tranche resulted in the raising of $2.8 million by the issue of 197,222,250 CDIs (representing 3,944,445 shares of common stock) following stockholder approval at the adjourned Special Meeting of stockholders on October 29, 2018. There were three participants in the second tranche; Crystal Amber Fund, a related party, purchased 168,194,450 CDIs. All second tranche CDIs are expected to be allotted to investors in November 2018. Existing investors in the United States and Australia also purchased 23,819,450 and 5,208,350 CDIs, respectively. The securities sold in this private placement were issued in reliance on an exemption from the registration requirements of the Securities Act afforded by Rule 506 of Regulation D under the Securities Act with respect to purchasers who are U.S.-persons and Regulation S with respect to purchasers who are non-U.S. purchasers.

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

GI Dynamics, Inc.

Date: November 14, 2018	By:	/s/ SCOTT W. SCHORER
Scott W. Schorer
President and Chief Executive Officer
(principal executive officer)

Date: November 14, 2018	By:	/s/ DAVE BRUCE
Dave Bruce Director of Finance, Secretary
(principal financial and accounting officer)