Form 10-Q
period 2019-03-31
GI DYNAMICS, INC.
filed 2019-05-16
CIK 1245791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 000-55195

GI DYNAMICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1621425
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

PO Box 51915
Boston, Massachusetts	02205
(Address of Principal Executive Offices)	(Zip Code)

(781) 357-3300

(Registrant’s telephone number, including area code)

Securities registered or to be registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	GID.ASX	Australia Securities Exchange

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

As of May 10, 2019, there were 19,277,545 shares of common stock outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “aims,” “assumes,” “goal,” “intends,” “objective,” “potential,” “positioned,” “target,” “continue,” “seek,” “vision” and similar expressions intended to identify forward-looking statements.

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

FOR THE QUARTER ENDED MARCH 31, 2019

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

GI Dynamics, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$1,286	$3,806
Restricted cash	30	30
Prepaid expenses and other current assets	556	530
Total current assets	1,872	4,366
Property and equipment, net	60	63
Total assets	$1,932	$4,429
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$467	$1,050
Accrued expenses	987	1,645
Short term debt to related party, net of debt discount	4,986	4,960
Derivative liabilities	883	51
Total current liabilities	7,323	7,706
Long term debt to related party, net of discount	326	168
Total liabilities	7,649	7,874
Commitments (Note 11)
Stockholders’ deficit:
Preferred stock, $0.01 par value – 500,000 shares authorized; no shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value – 50,000,000 shares authorized at March 31, 2019 and December 31, 2018; and 19,277,545 shares issued and outstanding at March 31, 2019 and December 31, 2018	193	193
Additional paid-in capital	263,580	263,521
Accumulated deficit	(269,490)	(267,159)
Total stockholders’ deficit	(5,717)	(3,445)
Total liabilities and stockholders’ deficit	$1,932	$4,429

The accompanying notes are an integral part of these consolidated financial statements.

GI Dynamics, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Operating expenses:
Research and development	810	373
Sales and marketing	16	204
General and administrative	1,344	1,185
Total operating expenses	2,170	1,762
Loss from operations	(2,170)	(1,762)

Other income (expense):
Interest income	3	7
Interest expense	(177)	(81)
Foreign exchange gain (loss)	(9)	9
Gain on write-off of accounts payable	29	—
Re-measurement of derivative liabilities	(1)	1
Other income (expense), net	(155)	(64)
Loss before income tax expense	(2,325)	(1,826)
(Benefit from) Provision for income taxes	6	(18)
Net loss	$(2,331)	$(1,808)

Basic and diluted net loss per common share	$(0.12)	$(0.15)
Weighted-average number of common shares used in basic and diluted net loss per common share	19,277,545	11,803,221

The accompanying notes are an integral part of these consolidated financial statements.

GI Dynamics, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

(In thousands, except share and per share amounts)

(unaudited)

	Common Stock		Additional		Total
THREE MONTHS ENDED MARCH 2019	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit
Balance at January 1, 2019	19,277,545	193	263,521	(267,159)	(3,445)
Stock-based compensation expense	—	—	59	—	59
Net loss	—	—	—	(2,331)	(2,331)
Balance at March 31, 2019	19,277,545	$193	$263,580	$(269,490)	$(5,717)

	Common Stock		Additional		Total
THREE MONTHS ENDED MARCH 2018	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit
Balance at January 1, 2018	11,157,489	112	255,294	(259,121)	(3,715)
Issuance of shares upon private placement, net of issuance costs	1,175,612	12	1,491	—	1,503
Stock-based compensation expense	—	—	29	—	29
Net loss				(1,808)	(1,808)
Balance at March 31, 2018	12,333,101	$124	$256,814	$(260,929)	$(3,991)

GI Dynamics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net loss	$(2,331)	$(1,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8	11
Amortization of debt issuance costs non-cash interest expense	—	18
Non-cash interest expense	110	198
Accretion of debt discount	66	—
Stock-based compensation expense	59	29
Re-measurement of derivative liabilities	1	(1)
Changes in operating assets and liabilities:
Accounts receivable	—	40
Prepaid expenses and other current assets	(26)	(29)
Accounts payable	(583)	(353)
Accrued expenses	(768)	(79)
Net cash used in operating activities	(3,464)	(1,974)
Investing activities
Purchases of property and equipment	(5)	—
Net cash used in investing activities	(5)	—
Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	1,503
Debt issuance costs	(103)	—
Proceeds from long term debt, related party	1,000	—
Net cash provided by financing activities	897	1,503
Net decrease in cash and cash equivalents	(2,572)	(471)
Cash, cash equivalents and restricted cash at beginning of period	3,836	3,064
Cash, cash equivalents and restricted cash at end of period	$1,264	$2,593
Supplemental cash flow disclosures
Income taxes paid	6	11
Interest paid	394	—

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

EndoBarrier History

In 2011, the Company began commercial sales of its product, EndoBarrier, which was approved and commercially available in multiple countries outside the U.S. at the time.

In 2013, the Company received approval from the U.S. Food and Drug Administration (“FDA”) to commence its initial pivotal trial of EndoBarrier (the “ENDO Trial”). The Company announced its decision to stop the ENDO Trial in the second half of fiscal year 2015 and thereafter announced that it was reducing headcount by approximately 46% as part of its efforts to restructure its business and expenses and to ensure sufficient cash remained available for it to establish new priorities, continue limited market development and research, and to evaluate strategic options.

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

In August 2018, the Company received approval of an investigational device exemption (“IDE”) from the FDA to begin enrollment in a pivotal trial evaluating the safety and efficacy of EndoBarrier in the United States pending Institutional Review Board (“IRB”) approval, which was received in February 2019.

Financing History

From its inception in 2003 to its initial public offering (“IPO”) in 2011, the Company was financed by a series of preferred stock financings. In September 2011, the Company completed its IPO of common stock in the form of CHESS Depositary Interests (“CDIs”) in Australia. As a result of the IPO and simultaneous private placement in the U.S., the Company raised a total of approximately $72.5 million in proceeds, net of expenses and repayment of $6.0 million of the Company’s convertible term promissory notes. Additionally, in July and August 2013, the Company issued CDIs on the Australian Securities Exchange (“ASX”) through a private placement and share purchase plan, which raised a total of approximately $52.5 million, net of expenses. In May 2014, the Company raised an additional total of approximately $30.8 million, net of expenses, when it issued CDIs on the ASX through a private placement.

On December 20, 2016, the Company completed a private placement issue of 69,865,000 CDIs (1,397,300 shares) at an issue price of A$0.022 per CDI raising approximately $1.0 million, net of issuance costs. In January 2017, the Company completed the issue of 12,481,600 CDIs (249,632 shares) to eligible investors under a Security Purchase Plan for approximately $0.83 per share of common stock (A$0.022 per CDI) resulting in net proceeds after issuance costs of approximately $0.2 million.

In June 2017, the Company completed a Convertible Term Promissory Note (the “2017 Note”) secured financing with its largest shareholder Crystal Amber Fund Limited (“Crystal Amber”) for a gross amount of $5.0 million. The 2017 Note accrues interest at 5% per annum compounded annually. Crystal Amber is deemed a Related Party of the Company for ASX purposes due to the size of its ownership position. The 2017 Note was originally due on December 31, 2018 and contains provisions for conversion during its term and is also subject to security arrangements in favor Crystal Amber (See Note 10 of the Consolidated Financial Statements for a more complete description of the terms and conditions of the financing).

In January and March 2018, the Company raised approximately $1.6 million in an offering of its CDIs to sophisticated and professional investors, including certain existing investors in Australia, the United States and the United Kingdom.

In May 2018, the Company completed a Convertible Term Promissory Note (the “2018 Note”) and Warrant (the “2018 Warrant”) financing with its largest shareholder Crystal Amber for a gross amount of $1.75 million. The 2018 Note accrues interest at 10% per annum compounded annually. The 2018 Note matures and the 2018 Warrant expires on May 30, 2023. Crystal Amber is deemed a Related Party of the Company for ASX purposes due to the size of its ownership position. (See Note 10 of the Consolidated Financial Statements for a more complete description of the terms and conditions of the financing).

In September 2018, the Company received commitments for a private placement of approximately $5 million in an offering of its CDIs to sophisticated and professional investors, including certain existing investors in Australia, the United States and the United Kingdom. The first tranche of $2.2 million closed and cash was received in September 2018. The second and final tranche of $2.8 million was contingent upon shareholder approval, which was obtained in October 2018. Cash proceeds were received in November 2018.

In December 2018, the maturity date of the 2017 Note was extended from December 31, 2018 to March 31, 2019 in exchange for payment of $394 thousand, the total accrued interest on the 2017 Note at December 31, 2018.

In March 2019, the Company completed a Convertible Term Promissory Note (the “March 2019 Note”) and Warrant (the “March 2019 Warrant”) financing with its largest shareholder, Crystal Amber, for a gross amount of $1.0 million. The March 2019 Note accrues interest at 10% per annum compounded annually. Certain specific terms associated with the conversion of the March 2019 Note and issuance of the March 2019 Warrant require shareholder approval, which will be sought in a vote of the stockholders of the Company during the Annual Meeting of Stockholders anticipated to be held in May or June 2019. The March 2019 Note matures on March 15, 2024 and the March 2019 Warrant, if issued, will expire on the fifth anniversary of the date of issuance. Crystal Amber is deemed a Related Party of the Company for ASX purposes due to the size of its ownership position. (See Note 10 of the Consolidated Financial Statements for a more complete description of the terms and conditions of the financing).

In March 2019, the maturity date of the 2017 Note was extended to May 1, 2019. In April 2019, the maturity date of the 2017 Note was extended to July 1, 2019.

In May 2019, the Company completed a Convertible Term Promissory Note (the “May 2019 Note”) and Warrant (the “May 2019 Warrant”) financing with its largest shareholder, Crystal Amber, for a gross amount of up to $3.0 million. The May 2019 Note accrues interest at 10% per annum, computed daily until the date upon which full funding under the May 2019 Note is anticipated to be received, regardless of whether full funding is made on such date (the “Full Funding Date”) and compounded annually beginning on the Full Funding Date. The $3.0 million payment will be made in several tranches. Certain specific terms associated with the conversion of the May 2019 Note and issuance of the May 2019 Warrant require shareholder approval, which will be sought in a vote of the stockholders of the Company during the Annual Meeting of Stockholders anticipated to be held in May or June 2019. The May 2019 Note matures and the May 2019 Warrant, if issued, will expire on the fifth anniversary of the Full Funding Date. Crystal Amber is deemed a Related Party of the Company for ASX purposes due to the size of its ownership position. (See Note 10 of the Consolidated Financial Statements for a more complete description of the terms and conditions of the financing).

Going Concern

As of March 31, 2019, the Company’s primary source of liquidity is its cash and cash equivalents balances. The Company continues to evaluate which markets are appropriate to pursue regulatory approvals, continue pursuing reimbursement, market awareness and general market development and selling efforts. The Company continues to restructure its business and costs, establish new priorities, and evaluate strategic options. As a result, if the Company remains in business, it expects to incur significant operating losses for the next several years.

The Company has incurred operating losses since inception and at March 31, 2019 had an accumulated deficit of approximately $270 million, a working capital deficit of approximately $5.5 million, cash used in operating activities of approximately $3.5 million and cash and cash equivalents of approximately $1.3 million. Cash provided by these activities will be used predominantly to prepare for the Company’s clinical trial, which will result in increased expenses. The Company does not expect its current cash balances will be sufficient to operate beyond July 1, 2019 if cash is required to settle the 2017 Note on that date. Both parties to the 2017 Note are aware that if the Company is required to make this payment on the due date of July 1, 2019, the Company will be required either to renegotiate the due date of the loan or potentially cease operations. Crystal Amber and the Company are in discussions to extend of the due date of the 2017 Note, but there can be no assurance that any extension will occur. If the Company is able to amend the terms of the 2017 Note, it believes its cash and cash equivalents will be sufficient to fund operations to the end of August 2019, or until the modified due date of the note. The Company will need to raise additional funds through any combination of collaborative arrangements, strategic alliances, and additional equity and debt financings or from other sources.

The Company has no guaranteed source of capital that will sustain operations beyond August 2019. There can be no assurance that other potential financing opportunities will be available on acceptable terms, if at all. As such, if access to capital is not achieved to satisfy cash needs in the near term, the Company’s business, financial condition and results of operations will be materially harmed or the Company may be required to cease operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The consolidated financial statements as of March 31, 2019 and December 31, 2018 and the three months ended March 31, 2019 and 2018 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

2. Summary of Significant Accounting Policies and Basis of Presentation

The accompanying interim consolidated financial statements and related disclosures as of March 31, 2019, and for the three months ended March 31, 2019 and 2018, are unaudited and have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K (“Form 10-K”), filed with the SEC on March 13, 2019. The December 31, 2018 consolidated balance sheet included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by GAAP for complete financial statements.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of GI Dynamics, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company’s management evaluates its estimates, including those related to impairment of long-lived assets, income taxes including the valuation allowance for deferred tax assets, research and development, contingencies, valuation of derivative liabilities, estimates used to assess its ability to continue as a going concern and stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

Cash and Cash Equivalents

The Company considers all highly liquid investment instruments with an original maturity when purchased of three months or less to be cash equivalents. Investments qualifying as cash equivalents primarily consist of money market funds and have a carrying amount that approximates fair value. The amount of cash equivalents included in cash and cash equivalents was approximately $4 thousand at March 31, 2019 and $1.1 million at December 31, 2018.

The Company has $30 thousand in restricted cash used to secure a corporate credit card account.

Inventory

When the Company resumes commercial activity, the Company will state inventory at the lower of first-in, first-out cost or net realizable value. When capitalizing inventory, the Company will consider factors such as status of regulatory approval, alternative use of inventory, and anticipated commercial use of the product. At March 31, 2019 and December 31, 2018, there was no inventory or reserves against inventory on the balance sheet.

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

Patent Costs

The Company expenses as incurred all costs, including legal expenses, associated with obtaining patents until the patented technology becomes feasible. All costs incurred after the patented technology is feasible will be capitalized as an intangible asset. As of March 31, 2019, and December 31, 2018, no such costs had been capitalized. The Company expensed no patent costs within general and administrative expenses in the consolidated statements of operations for each quarter ended March 31, 2019 and 2018, respectively.

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

The assumptions used in determining the fair value of stock-based awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change, and we use different assumptions, our stock-based compensation could be materially different in the future. The risk-free interest rate used for each grant is based on a zero-coupon U.S. Treasury instrument with a remaining term similar to the expected term of the stock-based award. Because we do not have a sufficient history to estimate the expected term, we use the simplified method for estimating the expected term. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. We estimate our expected stock volatility based on our to-date historical price volatility. We have not paid and do not anticipate paying cash dividends on our shares of Common Stock; therefore, the expected dividend yield is assumed to be zero. In 2017, the Company elected to use an actual occurrence method of recording award forfeitures rather than the prior standard of estimating forfeitures as of the grant date.

We periodically issue performance-based awards. For these awards, vesting will occur upon the achievement of certain milestones. When achievement of the milestone is deemed probable, we expense the compensation of the stock award over the implicit service period.

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

For the three months ended March 31, 2019 and 2018, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible. As a result, no related reserves have been established.

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

Subsequent Events

The Company evaluates events occurring after the date of its consolidated balance sheet for potential recognition or disclosure in its consolidated financial statements. Other than the following, there have been no material subsequent events that occurred through the date the Company issued its consolidated financial statements that require disclosure in or adjustment to its consolidated financial statements.

On April 22, 2019, the Company entered into a right of use lease (see Note 11).

On April 30, 2019, the Company entered into an amendment to its 2017 Note and Warrant Purchase Agreement and its 2017 Senior Secured Convertible Promissory Note (see Note 10).

On May 8, 2019, the Company entered into a Note and Warrant Purchase Agreement and issued a Senior Unsecured Convertible Promissory Note (see Notes 4 and 10).

New Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or ASU 2016-02. ASU 2016-02 requires that lessees recognize in the statement of financial position for all leases (with the exception of short-term leases) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset representing the lessee’s right to use the underlying asset for the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees may not apply a full retrospective transition approach. We have elected not to apply the guidance to short-term leases and the adoption of ASU 2016-02 has no impact on our consolidated financial statements as of December 31, 2018 and March 31, 2019 and for the three months ended March 31, 2019 and 2018.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), or ASU 2018-07, which provides measurement provisions and clarifications for the accounting for Non-employee Share-Based Payments (“NESBP”). Changes within the amendments include grant-date fair value measurement of awards, probability adjustment of satisfying performance requirements for payment, and the elimination of the need to reclass awards on vesting. Additionally, ASU 2018-07 amends guidance specific to non-public entities, which do not apply given our status as a public entity. ASU 2018-07 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted but not in advance of adoption of Topic 606. Remeasurement should only be performed on liability classified awards that have not been settled as of the date of adoption or which have no established measurement date. Remeasurement will result in an adjustment to retained earnings as of the beginning of the fiscal year of adoption. Upon transition, those open awards are remeasured as of the date of adoption. The Company had no unvested or unearned NESBPs outstanding as of March 31, 2019.

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements, or ASU 2018-09, which affects a wide variety of topics, including the following: Amendments to Subtopic 220-10, Income Statement— Reporting Comprehensive Income—Overall relates to income taxes not payable in cash; Amendments to Subtopic 470-50, Debt—Modifications and Extinguishments relates to debt extinguishment and requires that the net carrying amount of extinguished fair value elected debt equals its fair value at reacquisition and related gains or losses in other comprehensive income must be included in net income upon extinguishment of the debt; Amendments to Subtopic 480-10, Distinguishing Liabilities from Equity—Overall relates to combinations of freestanding financial instruments with non-controlling interests; Amendments to Subtopic 718-740, Compensation—Stock Compensation—Income Taxes relate to recognition timing clarification for excess tax benefits or deficiencies for compensation expense; Amendments to Subtopic 805-740, Business Combinations— Income Taxes relate to allocating tax provisions to an acquired entity; Amendments to Subtopic 815-10, Derivatives and Hedging— Overall relate to accounting for offsetting derivatives; Amendments to Subtopic 820-10, Fair Value Measurement— Overall relate to the wording with respect to how transfer restrictions effect the fair value of an asset and adds explicit wording to allow entities to measure fair value on a net basis for those portfolios in which financial assets and financial liabilities and nonfinancial instruments are managed and valued together;

Amendments to Subtopic 940-405, Financial Services—Brokers and Dealers—Liabilities relate to guidance about offsetting on the balance sheet; and Amendments to Subtopic 962-325, Plan Accounting—Defined Contribution Pension Plans—Investments—Other relate to plan evaluation of whether a readily determinable fair value exists to determine whether those investments may qualify for the practical expedient to measure at net asset value in accordance with Topic 820. The transition and selection of an effective date is based on the facts and circumstances of each amendment, but many of the amendments have transition guidance with effective dates for annual periods beginning after December 15, 2018, for public business entities.  The Company is currently evaluating the relevance of each component and potential impact of ASU 2018-09 components on its consolidated financial statements.

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

In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842), Codification Improvements, or ASU 2019-01, which provides guidance focused on lessor accounting which is not applicable to us as we provide no leases to other parties, and also includes an explicit exception to a disclosure requirement for interim periods within the year of adoption. ASU 2019-01 has no impact on the Company’s quarterly consolidated financial statements.

3. Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Potential common stock equivalents are determined using the treasury stock method. For diluted net loss per share purposes, the Company excludes stock options and other stock-based awards, including shares issued as a result of option exercises but which are subject to repurchase by the Company, whose effect would be anti-dilutive from the calculation. During the three months ended March 31, 2019 and 2018, common stock equivalents were excluded from the calculation of diluted net loss per common share, as their effect was anti-dilutive due to the net loss incurred. Therefore, basic and diluted net loss per share was the same in all periods presented.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding as of March 31, 2019 and 2018, as they would be anti-dilutive:

	Three Months Ended March 31,
	2019	2018
Warrants to purchase common stock	3,552,672	28,532
Options to purchase common stock and other stock-based awards	1,545,719	1,668,219
Total	5,098,391	1,696,751

4. Warrants to Purchase Common Stock and CDIs

On May 4, 2016, the Company entered into a consulting agreement pursuant to which a consulting firm provides strategic advisory, finance, accounting, human resources and administrative functions, including chief financial officer services, to the Company. In connection with the consulting agreement, the Company granted the consulting firm a warrant (“Consultant Warrant”) to purchase up to 28,532 shares of the Company’s common stock at an exercise price per share equal to $0.64. The Consultant Warrant is fully vested and expires on May 4, 2021. The Company has reserved 28,532 shares of common stock related to the Consultant Warrant. As of March 31, 2019, the Consultant Warrants had not been exercised.

On May 30, 2018, the Company entered into a Note and Warrant Purchase agreement that included a warrant to purchase 97,222,200 CDIs (representing 1,944,444 shares of common stock). The exercise price is US$0.018 per CDI and the warrant can be exercised with cash or as a net exercise. The warrant is immediately exercisable on issuance and expires on May 30, 2023.

On March 15, 2019, the Company entered into a Note and Warrant Purchase agreement that included a form of warrant to purchase 78,984,823 CDIs (representing 1,579,696 shares of common stock). The issuance of the warrant requires shareholder approval, which will be sought in a vote of the stockholders of the Company during the Annual Meeting of Stockholders anticipated to be held in May or June 2019. If issued, the warrant’s exercise price is US$0.0127 per CDI, and the warrant can be exercised with cash or as a net exercise. The warrant is immediately exercisable on issuance and will expire (if issued) on the fifth anniversary of the date of issuance.

On May 8, 2019, the Company entered into a Note and Warrant Purchase agreement that included a form of warrant to purchase 236,220,472 CDIs (representing 4,724,409 shares of common stock), or a lesser number of CDIs proportion to the amount finally funded under the simultaneously issued $3 million note. The issuance of the warrant requires shareholder approval, which will be sought in a vote of the stockholders of the Company during the Annual Meeting of Stockholders anticipated to be held in May or June 2019. If issued, the warrant’s exercise price is US$0.0127 per CDI, and the warrant can be exercised with cash or as a net exercise. The warrant is immediately exercisable on issuance and will expire on the fifth anniversary of the Full Funding Date (as defined in Note 1 to these Consolidated Financial Statements).

5. Fair Value of Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, requiring the Company to develop its own assumptions for the asset or liability.

The following tables present the assets and liabilities the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at
		Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	March 31, 2019	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$4	$4	$—	$—
Total assets	$4	$4	$—	$—
Liabilities
Derivative liability	$883	$—	$—	$883
Total liabilities	$883	$—	$—	$883

		Fair Value Measurements at
		Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$1,097	$1,097	$—	$—
Total assets	$1,097	$1,097	$—	$—
Liabilities
Derivative liability	$51	$—	$—	$51
Total liabilities	$51	$—	$—	$51

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the common stock warrants as of March 31, 2019, and December 31, 2018 were as follows:

	March 31,	December 31,
	2019	2018
Exercise price (A$55.00 at the then current exchange rate)	$0.64	$0.64
Fair value of common stock	$0.67	$0.57
Expected volatility	179.0%	134.0%
Expected term (in years)	2.11	2.35
Risk-free interest rate	2.3%	2.5%
Expected dividend yield	—%	—%

The following table rolls forward the fair value of the Derivative Liabilities, where fair value is determined by Level 3 inputs (in thousands):

Balance at December 31, 2018	$51
Increase in fair value of warrants upon re-measurement	1
Amortization of conversion rights	(40)
Fair value of warrants issued with 2019 Note	871
Balance at March 31, 2019	$883

Cash, cash equivalents, restricted cash, prepaid expenses and other current assets, accounts payable, accrued expenses and short-term debt to Crystal Amber Fund Limited, a related party, at March 31, 2019 and December 31, 2018 are carried at amounts that approximate fair value due to their short-term maturities and highly liquid nature of these instruments. The carrying value of the Company’s long-term debt to Crystal Amber Fund Limited, a related party, at March 31, 2019 and December 31, 2018 approximates fair value based on commonly applied estimation methodologies and industry studies obtained by the Company.

6. Concentrations of Credit Risk and Related Valuation Accounts

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents and restricted cash. The Company maintains its cash and cash equivalent balances with high quality financial institutions, and consequently, the Company believes that such funds are subject to minimal credit risk. The Company’s short-term investments potentially subject the Company to concentrations of credit risk. The Company has adopted an investment policy that limits the amounts the Company may invest in any one type of investment and requires all investments held by the Company to hold at least an A rating from a recognized credit rating agency, thereby reducing credit risk concentration.

The Company grants credit to customers in the normal course of business but generally does not require collateral or any other security to support its receivables. The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices not individually reviewed. In certain circumstances, the Company allows customers to return defective or nonconforming products for credit or replacement products. Defective or nonconforming products typically include those products that resulted in an unsuccessful implant procedure. The Company records an estimate for product returns based upon historical trends. The associated reserve for product returns is recorded as a reduction of the Company’s accounts receivable. Amounts determined to be uncollectible are written off against the total reserve. The Company recorded write-offs of uncollectible accounts receivable of $38 thousand in the three months ended March 31, 2018. As of March 31, 2019 and December 31, 2018, the Company had no accounts receivable and no reserves for uncollectible accounts receivable.

The following is a rollforward of the Company’s allowance for doubtful accounts (in thousands):

	Three Months Ended March 31,
	2019	2018
Beginning balance	$—	$42
Net charges to expenses	—	38
Utilization of allowances	—	(2)
Ending balance	$—	$78

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

A significant change in the timing or level of demand for products as compared to forecasted amounts may result in recording additional provisions for excess, expired, and obsolete inventory in the future. Currently, the determination of obsolete or excess inventory requires the Company to estimate regulatory approval probability and timing and subsequent demand for its products within approved markets. The estimated future demand is compared to inventory levels to determine the amount, if any, of obsolete and excess inventory. Given the probability and timing of regulatory approval and appropriate inventory life span, we fully reserved our inventory as of December 31, 2017 and subsequently wrote off all inventory and reserves in 2018 as the materials on hand were not expected to be usable for future sales. There is no inventory or reserves against inventory on the balance sheet at March 31, 2019 and December 31, 2018, respectively.

8. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Laboratory and manufacturing equipment	$591	$591
Computer equipment and software	1,187	1,182
Office furniture and equipment	183	183
	1,961	1,956
Less accumulated depreciation and amortization	(1,901)	(1,893)
Total	$60	$63

Depreciation and amortization expense of property and equipment totaled approximately $8 and $11 thousand for the three months ended March 31, 2019 and 2018, respectively.

At March 31, 2019 and December 31, 2018, the Company had no assets under capital lease.

9. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Payroll and related liabilities	$167	$386
Professional fees	434	573
Credit refunds	167	186
Interest	211	494
Other	8	6
Total	$987	$1,645

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

The 2017 Note accrues interest at a rate equal to 5% per annum, compounded annually, other than during the continuance of an event of default, when the 2017 Note accrues interest at a rate of 8% per annum. The entire outstanding principal balance and all unpaid accrued interest thereon was initially due on the original maturity date, December 31, 2018 but was extended to March 31, 2019 in December 2018 and further extended to May 1, 2019 in March 2019 and July 1, 2019 in April 2019.

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

The ASX provided the Company with a waiver to allow all asset liens (the “Security”) to be granted to the Purchaser without the normal requirement of having to obtain shareholder approval for the grant of a security to a related party of the Company (which the Purchaser is for ASX purposes). As a result of the waiver, the Security contains a provision that provides that if an event of default occurs and the Purchaser exercises its rights under the Security, neither the Purchaser nor any of its associates can acquire any legal or beneficial interest in an asset of the Company or its subsidiaries in full or partial satisfaction of the Company’s obligations under the Security, or otherwise deal with the assets of the Company or its subsidiaries, without the Company first having complied with any applicable ASX Listing Rules, including ASX Listing Rule 10.1, other than as required by law or through a receiver, or receiver or manager (or analogous person) appointed by the Purchaser exercising its power of sale under the Security and selling the assets to an unrelated third party on arm’s length commercial terms and conditions and distributing the cash proceeds to the Purchaser or any of its associates in accordance with their legal entitlements.

The entire outstanding principal balance under the 2017 Note and all unpaid accrued interest thereon is convertible into CHESS Depositary Interests (“CDIs”), each representing 1/50th of a share of the Company’s common stock, (i) prior to the maturity date, at the option of the Purchaser at a conversion price calculated based on the five-day volume weighted average price of the Company’s CDIs on the ASX (“Optional Conversion Price”), or (ii) automatically upon the occurrence of an equity financing in which the Company raises at least $10 million (a “Qualified Financing”) at the price per CDI of the CDIs issued and sold in such financing.

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

The Company recorded the $5 million 2017 Note, net of debt issuance costs of $115 thousand and amortized the debt issuance costs over the life of the 2017 Note. For the year ended December 31, 2017, the Company accrued $136 thousand of interest expense and $44 thousand in amortization of debt issuance costs related to the 2017 Note. For comparative purposes, an adjustment was made to separate the short-term debt balance and the 2017 Note derivative liability related to the value of certain conversion rights. Additionally, for comparative purposes, the 2017 interest accrual was shown separately from the change in accrued expenses in the Statement of Cash Flows in order to conform to 2018 presentation.

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

In December 2018, the maturity date of the 2017 Note was extended to March 31, 2019 in exchange for payment of $394 thousand which was the total accrued interest on the 2017 Note at December 31, 2018. Payment of this amount was made in January 2019. The modification extended the conversion rights and resulted in an additional $40 thousand of debt discount liability being recorded along with issuance costs of $53 thousand.

For the three months ended March 31, 2019, the Company accrued $62 thousand of interest expense and recorded an additional $40 thousand of interest expense related to the amortized derivative liability recorded for the 2017 Note. For the three months ended March 31, 2018, the Company accrued interest expense of $62 thousand and amortization of debt issuance costs of $18 thousand related to the 2017 Note.

In March 2019, the maturity date of the 2017 Note was extended to May 1, 2019. The modification extended the beneficial conversion rights and resulted in an additional $14 thousand of debt discount liability being recorded. In April 2019, the maturity date of the 2017 Note was further extended to July 1, 2019.

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

The Company recorded the 2018 Note, net of the total debt discount of $1.75 million and will amortize the debt discount over the life of the 2018 Note. For the three months ended March 31, 2019, the Company recognized interest expense of $44 thousand and debt discount amortization of $72 thousand.

March 2019 Convertible Note and Warrant Financing

On March 15, 2019, the Company entered into a Note Purchase Agreement by and between the Company, as borrower, and Crystal Amber Fund Limited, as purchaser (the “Purchaser”). Pursuant to the Note Purchase Agreement, the Company issued and sold to the Purchaser a Senior Unsecured Convertible Promissory Note in an aggregate original principal amount of $1 million (the “March 2019 Note”). The Purchaser is a related party and is the Company’s largest shareholder.

The March 2019 Note accrues interest at a rate equal to 10% per annum, compounded annually, other than during the continuance of an event of default, when the March 2019 Note accrues interest at a rate of 16% per annum. The entire outstanding principal balance and all unpaid accrued interest thereon is due on the maturity date, March 15, 2024.

The entire outstanding principal balance under the March 2019 Note and all unpaid accrued interest thereon is convertible into CHESS Depositary Interests (“CDIs”), each representing 1/50th of a share of the Company’s common stock, at the option of the Purchaser at a conversion price of US$0.0127 per CDI. In the event that the Borrower issues additional CDIs in a subsequent equity financing at a price per CDI that is less than US$0.0127, the conversion price of the March 2019 Note will adjust to the lower CDI conversion price. In addition, upon a change of control of the Company, the Purchaser may demand prepayment of accrued and unpaid interest plus 110% of the remaining outstanding unconverted principal balance of the March 2019 Note.

The March 2019 Note contains customary events of default including a failure to perform obligations under the March 2019 Note Purchase Agreement, bankruptcy, a decision by the board of directors of the Company to wind up the Company, or if the Company otherwise ceases to carry on its ongoing business operations. If a default occurs and is not cured within the applicable cure period or is not waived, any outstanding obligations under the March 2019 Note may be accelerated. The March 2019 Note Purchase Agreement and related March 2019 Note documents also contain additional representations and warranties, covenants and conditions, in each case customary for transactions of this type.

In connection with the issuance of the March 2019 Note, the Company has, subject to obtaining shareholder approval, agreed to issue to the Purchaser a warrant to purchase 78,984,823 CDIs at an initial exercise price of US$0.0127 per CDI, subject to adjustment as described in the warrant, which warrant expires on the fifth anniversary of the date of issuance (the “March 2019 Warrant”). Upon issuance, the March 2019 Warrant may be exercised at any time on a cash or cashless basis. The March 2019 Warrant includes a price protection clause. If the Company issues securities in a subsequent financing at a per CDI price of less than US$0.0127, the exercise price of the March 2019 Warrant will be reduced to the lowest such price per CDI (or the equivalent for shares of common stock) at which the newly issued securities were sold.

The Company has evaluated the guidance ASC 480-10 Distinguishing Liabilities from Equity, ASC 815-40 Contracts in an Entity's Own Equity and ASC 470-20 Debt with Conversion and Other Options to determine the appropriate classification of the March 2019 Note and March 2019 Warrant. The March 2019 Warrant was determined to be a freestanding instrument meeting the requirements for liability classification. Accordingly, the relative fair value estimated for the March 2019 Warrant, totaling approximately $871 thousand, has been recorded as a discount to the debt with the offset to derivative liabilities. The Company recorded the March 2019 Note, net of the total debt discounts related to the warrants of $871 thousand and issuance costs of $50 thousand and will amortize the debt discount over the life of the March 2019 Note. The effective interest rate on the 2019 note after the discounts is 29.4%.

May 2019 Convertible Note and Warrant Financing

In May 2019, the Company completed a Convertible Term Promissory Note (the “May 2019 Note”) and Warrant (the “May 2019 Warrant”) financing with its largest shareholder, Crystal Amber, for a gross amount of up to $3.0 million. The May 2019 Note accrues interest at 10% per annum, computed daily until the date upon which full funding under the May 2019 Note is anticipated to be received, regardless of whether full funding is made on such date (the “Full Funding Date”) and compounded annually beginning on the Full Funding Date. The $3.0 million payment will be made in several tranches. Certain specific terms associated with the conversion of the May 2019 Note and issuance of the May 2019 Warrant require shareholder approval, which will be sought in a vote of the stockholders of the Company during the Annual Meeting of Stockholders anticipated to be held in May or June 2019. The May 2019 Note matures and the May 2019 Warrant, if issued, will expire on the fifth anniversary of the Full Funding Date. Crystal Amber is deemed a Related Party of the Company for ASX purposes due to the size of its ownership position.

11. Commitments and Contingencies

Lease Commitments

In June 2016, the Company entered into a non-cancelable agreement to lease approximately 4,200 square feet of office space in Boston, Massachusetts. The lease commenced in June 2016 and expired in April 2018. Rent during the term was $12 thousand per month.

In December 2018, the Company entered into a membership agreement with WeWork for 985 square feet of office space located in Boston, Massachusetts. The committed lease term expires in May 2019 and contains a two-month cancellation provision.

Future minimum lease payments under all short-term lease arrangements at March 31, 2019 are $36 thousand.

Rent expense on non-cancelable operating leases was approximately $56 and $37 thousand for the three months ended March 31, 2019 and 2018, respectively.

On May 1, 2019, the Company entered into a right of use lease commencing May 1, 2019 for 3,520 square feet of office space in Boston, Massachusetts. The lease expires May 31, 2022 and the Company will record a fair value right to use asset and a related operating lease liability of $643 thousand, the asset to be depreciated and the liability to be amortized over the term of the lease. Additional pro-rata building operating expenses, property taxes and utilities will all be expensed in the period incurred

12. Stockholders’ Equity (Deficit)

On May 22, 2017, the Stockholders of the Company approved an increase of its authorized shares of Common Stock from 13,000,000 to 50,000,000 and to eliminate Class B shares of Common Stock of the Company. As of March 31, 2019, the authorized capital stock of the Company consists of 50,500,000 shares, of which 50,000,000 shares are designated as Common Stock and 500,000 shares are designated as Preferred Stock.

In 2018, the Company received commitments for two private placements to sophisticated and professional investors in Australia, the United States and the United Kingdom, consisting of U.S. and non-U.S. persons (as defined in Regulation S (“Regulation S”) of the Securities Act of 1933 (the “Securities Act”)) to raise up to approximately $6.61 million (the “2018 Placements”).  The first placement (“First Quarter 2018 Placement”) consisted of a total of 406,002,869 fully paid CDIs of the Company (representing 8,120,057 shares of common stock) at an issue price of A$0.035 per CDI. The issue of CDIs under the First Quarter 2018 Placement occurred in two tranches. The first tranche closed on January 22, 2018 (US Eastern time), pursuant to which the Company issued 28,467,063 CDIs (representing 569,341 shares of common stock) resulting in gross proceeds of approximately $781 thousand and related issuance costs of $63 thousand.  The closing of the second tranche of the First Quarter 2018 Placement resulted in the raising of $824 thousand and related issuance costs of $39 thousand by the issue of 30,313,556 CDIs (606,271 shares) following stockholder approval granted on February 27, 2018. There were two participants in the First Quarter 2018 Placement second tranche; Crystal Amber Fund, a related party, purchased 27,391,756 CDIs. A Board member of the Company purchased 2,921,800 CDIs.

The second placement (“Autumn 2018 Placement”) consisted of a total of 347,222,250 fully paid CDIs of the Company (representing 6,944,445 shares of common stock) at an issue price of A$0.020 per CDI.  The investors in the Autumn 2018 Placement included certain existing investors.  The issue of these CDIs occurred in two tranches. The first tranche closed on September 20, 2018 (US Eastern time), pursuant to which the Company issued 150,000,000 CDIs (representing 3,000,000 shares of common stock) resulting in gross proceeds of approximately $2.2 million and related issuance costs of $56 thousand. The closing of the second tranche resulted in the raising of $2.8 million by the issue of 197,222,250 CDIs (representing 3,944,445 shares of common stock) following stockholder approval at the adjourned Special Meeting of stockholders on October 29, 2018. There were three participants in the second tranche; Crystal Amber Fund, a related party, purchased 168,194,450 CDIs. Existing investors in the United States and Australia also purchased 23,819,450 and 5,208,350 CDIs, respectively. All second tranche CDIs were allotted to investors in November 2018.

13. Share-Based Compensation

The Company has two stock-based compensation plans. In May 2003, the Board of Directors adopted the 2003 Omnibus Stock Plan (the “2003 Plan”), which provides for the grant of qualified incentive stock options and nonqualified stock options or other awards to the Company’s employees, officers, directors, advisors, and outside consultants to purchase up to an aggregate of 922,086 shares of the Company’s common stock.

In August 2011, the Board of Directors adopted the 2011 Employee, Director and Consultant Equity Incentive Plan (the “2011 Plan”, together with the 2003 Plan, the “Plans”) as the successor to the 2003 Plan. Under the 2011 Plan, the Company may grant incentive stock options, nonqualified stock options, restricted and unrestricted stock awards and other stock-based awards. The Company had initially reserved 450,000 shares of its common stock for issue under the 2011 Plan. Awards that are returned to the Company’s 2003 Plan as a result of their forfeiture, expiration or cancellation without delivery of common stock shares or that result in the forfeiture of shares back to the Company on or after August 1, 2011, the date the 2011 Plan became effective, are automatically made available for issuance under the 2011 Plan. At August 1, 2011, 80,235 shares available for grant under the 2003 Plan were transferred to the 2011 Plan. At March 31, 2019, there were 1,748,812 shares available for future grant under the 2011 Plan.

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

Accordingly, in the first quarter of fiscal 2019, 500,000 options available for future grant were added to the 2011 Plan.

Stock-Based Compensation

Stock-based compensation is reflected in the consolidated statements of operations as follows for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$16	$5
Sales and marketing	—	6
General and administrative	42	18
	$58	$29

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

Determining the fair value of stock-based awards using the Black-Scholes option-pricing model requires the use of highly subjective assumptions, including the expected term of the award and expected stock price volatility. The weighted-average assumptions used to estimate the fair value of employee stock options using the Black-Scholes option-pricing model were as follows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Expected volatility	122.0%	114.9%
Expected term (in years)	6.05	6.05
Risk-free interest rate	2.3%	2.6%
Expected dividend yield	0%	0%

Stock Options

The following table summarizes share-based activity under the Company’s stock option plans for the three months ended March 31, 2019:

	Shares of Common Stock Attributable to Options	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2018	985,224	$2.24	8.48	$—
Granted	160,000			$—
Exercised	—			$—
Cancelled	—			$—
Outstanding at March 31, 2019	1,145,224	$2.24	8.24	$1
Vested or expected to vest at March 31, 2019	1,145,224	$2.24	8.24	$1
Exercisable at March 31, 2019	451,805	$4.87	6.87	$—

As of March 31, 2019, there was approximately $637 thousand of unrecognized stock-based compensation related to unvested stock option grants having service-based vesting under the Plans which is expected to be recognized over a weighted-average period of 2.3 years. The intrinsic value in the table above represents the difference between the fair value of the Company’s common stock on the measurement date and the exercise price of the stock option.

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

Restricted Stock Units & Performance Stock Units

Each restricted stock unit and performance stock unit (“RSU & PSU”) issued under the Company Plans represents a contingent right to receive one share of the Company’s common stock. The RSUs & PSUs outstanding at March 31, 2019 vest upon the achievement of certain product revenue, regulatory and reimbursement milestones. There is no consideration payable on the vesting of RSUs & PSUs issued. Upon vesting, RSUs and PSUs are exercised automatically and settled in shares of the Company’s common stock.

The following table summarizes information related to RSU & PSU activity for the three months ended March 31, 2019:

	Number of Units	Weighted- Average Contractual Life	Aggregate Intrinsic Value
		(in years)	(in thousands)
Outstanding at December 31, 2018	250,000	7.23	$141
Granted	—
Exercised	—
Cancelled	—
Outstanding at March 31, 2019	250,000	6.98	$186

The aggregate intrinsic value at March 31, 2019 and December 31, 2018 noted in the table above represents the closing price of the Company’s common stock multiplied by the number of RSUs and PSUs outstanding. The fair value of each RSU and PSU award equals the closing price of the Company’s common stock on the date of grant

At March 31, 2019, all RSUs and PSUs outstanding are subject to performance-based vesting criteria as described in the applicable award agreement. For these awards, vesting will occur upon the achievement of certain product revenue, regulatory and reimbursement milestones. When achievement of the milestone is deemed probable, the Company expenses the compensation of the respective stock award over the implicit service period.

At March 31, 2019 and 2018, no RSUs and PSUs that have performance-based vesting criteria are considered probable of achievement. For the three months ended March 31, 2019 and 2018, the Company did not recognize any stock-based compensation for RSUs and PSUs subject to performance-based vesting criteria.

As of March 31, 2019, there remains approximately $140 thousand of unrecognized stock-based compensation.

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

Geographic Reporting

The Company has historically reported various geographic segments, but at March 31, 2019, long-lived assets, comprised of property and equipment, of approximately $60 thousand are all held in the U.S. and the Company did not have revenue for the three months ended March 31, 2019 and 2018, respectively.

 Major Customers

The Company did not recognize any revenue for the three months ended March 31, 2019 and 2018, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2018 included in our Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve significant risks, uncertainties and assumptions. As a result of many factors, such as those set forth under “Risk Factors” Item 1A. of our Annual Report on Form 10-K, which are incorporated herein by reference, our actual results may differ materially from the results described in or implied by the forward- looking statements described in the following discussion and analysis.

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

Following our decision to discontinue the ENDO Trial, we undertook significant investigational and scientific analysis with the goal of reducing the incidence rate and severity of hepatic abscess that present concurrently with the EndoBarrier treatment. This investigational work focused on understanding the root cause of hepatic abscess and how to reduce the rate of occurrence.  This included: DNA analysis of normal EndoBarrier removals as well as hepatic abscess EndoBarrier removals, numerous meta-analyses and responder cohort analyses, investigation into the contributing factors represented by proton pump inhibitors (PPIs), leaky gut syndrome and microbiome analyses, among other research.  This allowed the company to modify the medications utilized with EndoBarrier, most notably discontinuation of chronic double-dose PPI usage during EndoBarrier implant.

In July 2018, we submitted to the FDA an application for investigational device exemption, or IDE, to commence a new pivotal trial evaluating the safety and efficacy of EndoBarrier in the United States pending Institutional Review Board, or IRB, approval. In August 2018, we received approval of an IDE from the FDA to begin enrollment in this pivotal trial, and IRB approval was granted in February 2019.  In this report, we refer to this pivotal trial as the GID 18-1 clinical trial.

For financial reporting purposes, we have one reportable segment, which designs, manufactures and plans to market EndoBarrier.

To date, we have devoted substantially all our efforts to research and development, business planning, clinical research, clinical study management, reimbursement development, product commercialization, acquiring operating assets and raising capital. We have incurred significant operating losses since our inception in 2003. As of March 31, 2019, we had an accumulated deficit of approximately $270 million. We expect to incur net losses for the next several years while we continue to evaluate which markets are appropriate to continue pursuing regulatory approval, reimbursement, market awareness and general market development efforts, and continue to restructure our business and costs, establish new priorities, continue limited research, and evaluate strategic options.

To date, the Company has raised net proceeds of approximately $270 million through the issuance of convertible debt and sales of our equity. See Note 1 of the Consolidated Financial Statements (Nature of Business — Financing History) for a detailed description of the Company’s financing history.

Our corporate headquarters are in Boston, Massachusetts. The Company has executed a three-year lease commencing May 1, 2019, allowing us to terminate the Company’s existing short-term lease and exit our current office space as of May 31, 2019.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements prepared in accordance with generally accepted accounting principles in the U.S. The preparation of these financial statements requires us to make certain estimates and assumptions that may affect the reported amounts of assets and liabilities, and the reported amounts of revenues and expenses during the reported periods and related disclosures. These estimates and assumptions, including those related to income taxes including the valuation allowance for deferred tax assets, research and development expenses, contingencies, stock-based compensation, going concern considerations, and derivative valuations are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on our historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions. See Note 2 of the Consolidated Financial Statements (Summary of Significant Accounting Policies and Basis of Presentation — New Accounting Pronouncements) for a detailed discussion of new accounting pronouncements, their adoption by the Company, and their impact (if any) on the Company’s financial statements.

Results of Operations

The following is a description of significant components of our operations, including significant trends and uncertainties that we believe are important to an understanding of our business and results of operations (in thousands).

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Operating expenses:
Research and development	810	373
Sales and marketing	16	204
General and administrative	1,344	1,185
Total operating expenses	2,170	1,762
Loss from operations	(2,170)	(1,762)
Other income (expense):
Interest income	3	7
Interest expense	(177)	(81)
Foreign exchange gain (loss)	(9)	9
Gain on write-off of accounts payable	29	—
Re-measurement of derivative liabilities	(1)	1
Other income (expense), net	(155)	(64)
Loss before income tax expense	(2,325)	(1,826)
(Benefit from) Provision for income taxes	6	(18)
Net loss	$(2,331)	$(1,808)

Basic and diluted net loss per common share	(0.12)	$(0.15)
Weighted-average number of common shares used in basic and diluted net loss per common share	19,277,545	11,803,221

Three months ended March 31, 2019 compared to three months ended March 31, 2018

Revenue. The Company did not record any revenues or associated cost of revenue during the three months ended March 31, 2019 and 2018, respectively.

Operating expenses

	Three Months Ended
	March 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Research and development	$810	$373	$437	117.2%
Sales and marketing	16	204	(188)	(92.2)%
General and administrative	1,344	1,185	159	13.4%
Total operating expenses	$2,170	$1,762	$408	23.2%

Research and Development Expense. The increase in research and development expense for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to an increase in salary and employee-related costs caused by increased headcount and increased consulting fees. The Company has been accelerating its efforts to prepare for the GID 18-1 clinical trial.

Sales and Marketing Expense. The decrease in sales and marketing expense for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to a decrease in overall sales and marketing activities and a reclassification of existing overseas employee efforts to research and development.

General and Administrative Expense. The increase in general and administrative expense for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily a result of market research costs including a health economics analysis and a research summary provided to potential investors.

We continue to look for ways to realize a more efficient cost structure in order to extend our cash runway. We may not be able to achieve cost reductions in all instances as we look to prepare to initiate clinical development in support of eventual commercial regulatory approval. We expected operating expenses for the first quarter of 2019 to approximate those of the fourth quarter of 2018. We expect operating expenses for the second quarter of 2019 to be substantially higher than those of the first quarter of 2019 predominantly due to expenses related to the initiation of the GID 18-1 clinical trial.

	Three Months Ended
	March 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Other income (expense):
Interest income	$3	$7	$(4)	(57.1)%
Interest expense	(177)	(81)	(96)	118.5%
Foreign exchange gain (loss)	(9)	9	(18)	(200.0)%
Gain on write-off of accounts payable	29	—	29	0.0%
Re-measurement of derivative liabilities	(1)	1	(2)	(200.0)%
Total other income (expense), net	$(155)	$(64)	$(91)	142.2%

Other income (expense). The change to other income (expense), net, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 is primarily due to interest expense related to the Company’s 2018 Convertible Note and Warrant Financing offset by a gain on the write-off of prior period accounts payable.

Liquidity and Capital Resources

The Company has incurred losses since our inception in March 2003 and as of March 31, 2019, we had an accumulated deficit of approximately $270 million. We have financed our operations from a combination of sales of equity securities and issuances of convertible term notes. As of March 31, 2019, we had approximately $1.3 million of cash and cash equivalents.

In June 2017, the Company completed a Convertible Term Promissory Note (the “2017 Note”) secured financing with its largest shareholder, Crystal Amber Fund Limited (“Crystal Amber”), for a gross amount of $5.0 million. The 2017 Note accrues interest at 5% per annum compounded annually. Crystal Amber is deemed a Related Party of the Company for ASX purposes due to the size of its ownership position. The 2017 Note was originally due on December 31, 2018 and contains provisions for conversion during its term and is also subject to security arrangements in favor Crystal Amber (See Note 10 of the Consolidated Financial Statements for a more complete description of the terms and conditions of the financing).

The 2017 Note accrues interest at a rate equal to 5% per annum, compounded annually, other than during the continuance of an event of default, when the 2017 Note accrues interest at a rate of 8% per annum. The entire outstanding principal balance and all unpaid accrued interest thereon was initially due on the original maturity date, December 31, 2018 but was extended to March 31, 2019 in December 2018 (in exchange for payment of $394 thousand, the total accrued interest on the 2017 Note at December 31, 2018) and further extended to May 1, 2019 in March 2019 and July 1, 2019 in April 2019.

The 2017 Note is secured by a first priority security interest in substantially all tangible and intangible assets of the Company, including intellectual property (the “Collateral”). In the event of an uncured default, Crystal Amber is authorized to sell, transfer, assign or otherwise deal in or with the Collateral or the proceeds thereof or any related goods securing the Collateral, as fully and effectually as if Crystal Amber were the absolute owner thereof.

In May 2018, the Company completed a Convertible Term Promissory Note (the “2018 Note”) and Warrant (the “2018 Warrant”) financing with its largest shareholder Crystal Amber for a gross amount of $1.75 million. The 2018 Note accrues interest at 10% per annum compounded annually. The 2018 Note matures and the 2018 Warrant expires on May 30, 2023. Crystal Amber is deemed a Related Party of the Company for ASX purposes due to the size of its ownership position. (See Note 10 of the Consolidated Financial Statements for a more complete description of the terms and conditions of the financing).

In 2018, the Company received commitments for two private placements to sophisticated and professional investors in Australia, the United States and the United Kingdom, consisting of U.S. and non-U.S. persons (as defined in Regulation S (“Regulation S”) of the Securities Act of 1933 (the “Securities Act”)) to raise up to approximately $6.61 million (the “2018 Placements”). The first placement (“First Quarter 2018 Placement”) consisted of a total of 406,002,869 fully paid CDIs of the Company (representing 8,120,057 shares of common stock) at an issue price of A$0.035 per CDI. The issue of CDIs under the First Quarter 2018 Placement occurred in two tranches. The first tranche closed on January 22, 2018 (US Eastern time), pursuant to which the Company issued 28,467,063 CDIs (representing 569,341 shares of common stock) resulting in gross proceeds of approximately $781 thousand and related issuance costs of $63 thousand.  The closing of the second tranche of the First Quarter 2018 Placement resulted in the raising of $824 thousand and related issuance costs of $39 thousand by the issue of 30,313,556 CDIs (606,271 shares) following stockholder approval granted on February 27, 2018. There were two participants in the First Quarter 2018 Placement second tranche; Crystal Amber, a related party, purchased 27,391,756 CDIs. A Board member of the Company purchased 2,921,800 CDIs.

The second placement (“Autumn 2018 Placement”) consisted of a total of 347,222,250 fully paid CDIs of the Company (representing 6,944,445 shares of common stock) at an issue price of A$0.020 per CDI.  The investors in the Autumn 2018 Placement included certain existing investors.  The issue of these CDIs occurred in two tranches. The first tranche closed on September 20, 2018 (US Eastern time), pursuant to which the Company issued 150,000,000 CDIs (representing 3,000,000 shares of common stock) resulting in gross proceeds of approximately $2.2 million and related issuance costs of $56 thousand. The closing of the second tranche resulted in the raising of $2.8 million by the issue of 197,222,250 CDIs (representing 3,944,445 shares of common stock) following stockholder approval at the adjourned Special Meeting of Stockholders on October 29, 2018. There were three participants in the second tranche; Crystal Amber, a related party, purchased 168,194,450 CDIs. Existing investors in the United States and Australia also purchased 23,819,450 and 5,208,350 CDIs, respectively. All second tranche CDIs were allotted to investors in November 2018.

In March 2019, the Company completed a Convertible Term Promissory Note (the “March 2019 Note”) and Warrant (the “March 2019 Warrant”) financing with its largest shareholder, Crystal Amber, for a gross amount of $1.0 million. The March 2019 Note accrues interest at 10% per annum compounded annually. Certain specific terms associated with the conversion of the March 2019 Note and issuance of the March 2019 Warrant require shareholder approval, which will be sought in a vote of the stockholders of the Company during the Annual Meeting of Stockholders anticipated to be held in May or June 2019. The March 2019 Note matures on March 15, 2024 and the March 2019 Warrant, if issued, will expire on the fifth anniversary of the date of issuance. Crystal Amber is deemed a Related Party of the Company for ASX purposes due to the size of its ownership position. (See Note 10 of the Consolidated Financial Statements for a more complete description of the terms and conditions of the financing).

In May 2019, the Company completed a Convertible Term Promissory Note (the “May 2019 Note”) and Warrant (the “May 2019 Warrant”) financing with its largest shareholder, Crystal Amber, for a gross amount of up to $3.0 million. The May 2019 Note accrues interest at 10% per annum, computed daily until the date upon which full funding under the May 2019 Note is anticipated to be received, regardless of whether full funding is made on such date (the “Full Funding Date”) and compounded annually beginning on the Full Funding Date.  The $3.0 million payment will be made in several tranches. Certain specific terms associated with the conversion of the May 2019 Note and issuance of the May 2019 Warrant require shareholder approval, which will be sought in a vote of the stockholders of the Company during the Annual Meeting of Stockholders anticipated to be held in May or June 2019. The May 2019 Note matures and the May 2019 Warrant, if issued, will expire on the fifth anniversary of the Full Funding Date. Crystal Amber is deemed a Related Party of the Company for ASX purposes due to the size of its ownership position. (See Note 10 of the Consolidated Financial Statements for a more complete description of the terms and conditions of the financing).

During the three months ended March 31, 2019, our cash and cash equivalents balance decreased as a result of funds utilized to support our operations offset by proceeds from financing activities.

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(3,464)	$(1,974)
Investing activities	(5)	—
Financing activities	897	1,503
Net increase (decrease) in cash and cash equivalents	$(2,572)	$(471)

Cash Flows From Operating Activities

The primary uses of cash used in operating activities for the three months ended March 31, 2019 were:

•	to fund our net loss of approximately $2.4 million and;
•	a net negative adjustment to cash flow from changes in working capital of approximately $1.2 million resulting primarily from decreases in accounts payable and accrued expenses.

The primary uses of cash used in operating activities for the three months ended March 31, 2018 were:

•	to fund our net loss of approximately $1.8 million and;

•	a net negative adjustment to cash flow from changes in working capital of approximately $0.2 million resulting primarily from decreases in accounts payable and accrued expenses.

Cash Flows From Investing Activities

Cash used in investing activities for the three months ended March 31, 2019 was approximately $5 thousand. No cash was used in investing activities for the three months ended March 31, 2018.

Cash Flows From Financing Activities

Cash provided by financing activities for the three months ended March 31, 2019 totaled approximately $897 thousand and primarily resulted from proceeds received in March 2019 from the March 2019 Note payable to a related party.

Cash provided by financing activities for the three months ended March 31, 2018 totaled approximately $1.5 million and primarily resulted from net proceeds from our private placement of CDIs offset by related issuance costs.

Funding Requirements

As of March 31, 2019, our primary source of liquidity was our cash and cash equivalents balances of approximately $1.3 million. We have subsequently begun to receive proceeds of approximately $3 million under the May 2019 Note.

As a result of our focus on a new pivotal clinical trial in the United States, and due to the lack of regulatory approval in the EU and other jurisdictions, we are focused on the generation of clinical data and regulatory approvals and are not currently focused on revenue-generating operations. As a result, we expect to incur significant operating losses for the next several years. We do not expect our current cash balances will be sufficient to enable us to conduct an additional clinical trial in the U.S. for the purpose of seeking regulatory approval from the FDA. The Company does not expect its current cash balances will be sufficient to operate beyond the end of August 2019, or beyond July 1, 2019 if the Company is required to make payment to Crystal Amber under the 2017 Note on the due date of July 1, 2019. If the 2017 Note reaches maturity, the Company will be required either to renegotiate the due date of the loan or to potentially cease operations. Crystal Amber and the Company are in discussion to further extend the due date of the 2017 Note, but there can be no assurance that any extension will occur. If the Company is able to amend the terms of the 2017 Note, it believes its cash and cash equivalents will be sufficient to fund operations to the end of August 2019, or until the modified due date of the note. The Company will need to raise additional funds through any combination of collaborative arrangements, strategic alliances, and additional equity and debt financings or from other sources.

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

Due to the numerous risks and uncertainties associated with securing regulatory approval for EndoBarrier, at this time we are unable to estimate precisely the amounts of capital outlays and operating expenditures necessary to complete the task of obtaining regulatory approval for EndoBarrier. Our funding requirements will depend on many factors, including, but not limited to, the following:

•	the rate of enrollment of patients in our clinical trial and the completion of our trial in a timely fashion;
•	the rate of progress and cost of our commercialization activities;
•	the expenses we may incur in marketing and selling EndoBarrier subject to future regulatory approvals;
•	the timing and decisions of payer organizations related to reimbursement;
•	the revenue generated by sales of EndoBarrier;
•	the product performance from a safety and efficacy standpoint in addressing diabetes and obesity;
•	the success of our investment in our manufacturing and supply chain infrastructure;
•	the time and costs involved in obtaining regulatory approvals for EndoBarrier in new markets;
•	the success of our research and development efforts;
•	the costs associated with any additional clinical trial(s) required in the U.S. and other countries on a case by case basis;
•	the ability to ship CE marked products;
•	the emergence of competing or complementary developments; and
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

Interest Rate Sensitivity

Our cash and cash equivalents of approximately $1.3 million at March 31, 2019, consisted of cash and money market funds, all of which will be used for working capital purposes. We do not enter into investments for trading or speculative purposes. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the U.S. and Australia. Because of the short-term nature of our cash and cash equivalents, we do not believe that we have any material exposure to changes in their fair values as a result of changes in interest rates. The continuation of historically low interest rates in the U.S. will limit our earnings on investments held in U.S. dollars.

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

All proceeds from our 2011, 2013, 2014, and 2016 offerings, along with a portion of our 2017 and 2018 offerings, were denominated in Australian dollars and as of March 31, 2019, we held the equivalent of approximately US $22 thousand denominated in Australian dollars and approximately US $1 thousand denominated in euros. Accordingly, we have had and will continue to have exposure to foreign currency exchange rate fluctuations. A change of 10% or more in foreign currency exchange rates of the Australian dollar or the euro would not have a material impact on our financial position and results of operations.

Effects of Inflation

We do not believe that inflation and changing prices over the three months ended March 31, 2019 and 2018 had a significant impact on our results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act, our management, including our principal executive officer and our principal financial and accounting officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial and accounting officer have concluded that, based on and as of the time of such evaluation, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial and accounting officer, conducted an evaluation of the internal control over financial reporting and concluded that there have not been any changes during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities:

On May 30, 2018, the Company entered into a convertible note and warrant financing with its major shareholder, Crystal Amber Fund Limited (“Crystal Amber”), in which the Company issued to Crystal Amber a Senior Unsecured Convertible Promissory Note in the aggregate principal amount of $1.75 million (the “2018 Note”). In connection with the issuance of the 2018 Note, the Company also issued to Crystal Amber a warrant to purchase 97,222,200 CDIs at an initial exercise price of $0.018 per CDI, subject to adjustment as described in the warrant, which warrant expires on May 30, 2023 (the “2018 Warrant”). The 2018 Warrant may be exercised at any time on a cash or cashless basis. If the Company issues securities in a subsequent financing at a per CDI price of less than $0.018, the exercise price of the 2018 Warrant will be reduced to the lowest such price per CDI (or the equivalent for shares of common stock) at which the newly issued securities were sold. The 2018 Warrant was issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

In September 2018, the Company received commitments for a private placement of 347,222,250 fully paid CDIs of the Company (representing 6,944,445 shares of common stock) at an issue price of A$0.020 per CDI to sophisticated and professional investors, including certain existing investors in Australia, the United States and the United Kingdom consisting of U.S. and non-U.S. persons (as defined in Regulation S (“Regulation S”) of the Securities Act of 1933, as amended (the “Securities Act”)). The issue of these CDIs under this placement occurred in two tranches. The first tranche closed on September 20, 2018 (US Eastern time), pursuant to which the Company issued 150,000,000 CDIs (representing 3,000,000 shares of common stock) resulting in gross proceeds of approximately $2.2 million.  The closing of the second tranche resulted in the raising of $2.8 million by the issue of 197,222,250 CDIs (representing 3,944,445 shares of common stock) following stockholder approval at the adjourned Special Meeting of stockholders on October 29, 2018. There were three participants in the second tranche; Crystal Amber, a related party, purchased 168,194,450 CDIs. All second tranche CDIs were allotted to investors in November 2018. Existing investors in the United States and Australia also purchased 23,819,450 and 5,208,350 CDIs, respectively. The securities sold in this private placement were issued in reliance on an exemption from the registration requirements of the Securities Act afforded by Rule 506 of Regulation D under the Securities Act with respect to purchasers who are U.S.-persons and Regulation S with respect to purchasers who are non-U.S. purchasers.

On March 15, 2019, the Company entered into a convertible note and warrant financing with Crystal Amber, in which the Company issued to Crystal Amber a Senior Unsecured Convertible Promissory Note in the aggregate principal amount of $1 million (the “March 2019 Note”). In connection with the issuance of the March 2019 Note, the Company also agreed to issue to Crystal Amber a warrant to purchase 78,984,823 CDIs at an initial exercise price of $0.0127 per CDI, subject to adjustment as described in the warrant, which warrant will expire on the fifth anniversary of the date of issuance (the “March 2019 Warrant”). Upon issuance, the March 2019 Warrant may be exercised at any time on a cash or cashless basis. If the Company issues securities in a subsequent financing at a per CDI price of less than $0.0127, the exercise price of the March 2019 Warrant will be reduced to the lowest such price per CDI (or the equivalent for shares of common stock) at which the newly issued securities were sold. The March 2019 Warrant, if and when issued, is expected to be issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

EXHIBIT INDEX

Exhibit No:	Description

10.1*	Note and Warrant Purchase Agreement, dated March 15, 2019, between the Company and Crystal Amber Fund Limited.

10.2*	Senior Unsecured Convertible Promissory Note, dated March 15, 2019, issued by the Company to Crystal Amber Fund Limited.

10.3*	Second Amendment to Note Purchase Agreement, dated June 15, 2017, by and between GI Dynamics, Inc. and Crystal Amber Fund Limited, as purchaser, dated March 29, 2019.

10.4*	Second Amendment to Senior Secured Convertible Promissory Note, dated June 15, 2017, by and between GI Dynamics, Inc., as payor, and Crystal Amber Fund Limited, as holder, dated March 29, 2019.

31.1*	Certification of principal executive officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act

31.2*	Certification of principal financial officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act

32.1‡	Certification of principal executive officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.2‡	Certification of principal financial officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Database

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
‡	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GI Dynamics, Inc.

Date: May 16, 2019	By:	/s/ SCOTT W. SCHORER
Scott W. Schorer
President and Chief Executive Officer
(principal executive officer)

Date: May 16, 2019	By:	/s/ CHARLES R. CARTER
Charles R. Carter Chief Financial Officer, Secretary
(principal financial and accounting officer)