Form 10-Q/A
period 2019-03-31
GI DYNAMICS, INC.
filed 2019-05-17
CIK 1245791

191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

This amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) of GI Dynamics, Inc. (“the Company”) is being filed to amend the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019, which was originally filed with the Securities and Exchange Commission on May 16, 2019 (the “Original Filing”). The Amendment corrects a numerical error that resulted from a publishing software tabulation error in the Statement of Cash Flows on the Debt issuance costs line item and a subsequent rounding effect in a table within the Original Filing. No other changes have been made to the Amendment.

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

GI Dynamics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net loss	$(2,331)	$(1,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8	11
Amortization of debt issuance costs non-cash interest expense	—	18
Non-cash interest expense	110	198
Accretion of debt discount	65	—
Stock-based compensation expense	59	29
Re-measurement of derivative liabilities	1	(1)
Changes in operating assets and liabilities:
Accounts receivable	—	40
Prepaid expenses and other current assets	(26)	(29)
Accounts payable	(583)	(353)
Accrued expenses	(768)	(79)
Net cash used in operating activities	(3,465)	(1,974)
Investing activities
Purchases of property and equipment	(5)	—
Net cash used in investing activities	(5)	—
Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	1,503
Debt issuance costs	(50)	—
Proceeds from long term debt, related party	1,000	—
Net cash provided by financing activities	950	1,503
Net decrease in cash and cash equivalents	(2,520)	(471)
Cash, cash equivalents and restricted cash at beginning of period	3,836	3,064
Cash, cash equivalents and restricted cash at end of period	$1,316	$2,593
Supplemental cash flow disclosures
Income taxes paid	6	11
Interest paid	394	—

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

In December 2018, the maturity date of the 2017 Note was extended to March 31, 2019 in exchange for payment of $394 thousand which was the total accrued interest on the 2017 Note at December 31, 2018. Payment of this amount was made in January 2019. The modification extended the conversion rights and resulted in an additional $40 thousand of debt discount liability being recorded.

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

Stock-Based Compensation

Stock-based compensation is reflected in the consolidated statements of operations as follows for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$16	$5
Sales and marketing	—	6
General and administrative	43	18
	$59	$29

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

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(3,465)	$(1,974)
Investing activities	(5)	—
Financing activities	950	1,503
Net increase (decrease) in cash and cash equivalents	$(2,520)	$(471)

Cash Flows From Operating Activities

The primary uses of cash used in operating activities for the three months ended March 31, 2019 were:

•	to fund our net loss of approximately $2.4 million and;
•	a net negative adjustment to cash flow from changes in working capital of approximately $1.2 million resulting primarily from decreases in accounts payable and accrued expenses.

The primary uses of cash used in operating activities for the three months ended March 31, 2018 were:

•	to fund our net loss of approximately $1.8 million and;

•	a net negative adjustment to cash flow from changes in working capital of approximately $0.2 million resulting primarily from decreases in accounts payable and accrued expenses.

Cash Flows From Investing Activities

Cash used in investing activities for the three months ended March 31, 2019 was approximately $5 thousand. No cash was used in investing activities for the three months ended March 31, 2018.

Cash Flows From Financing Activities

Cash provided by financing activities for the three months ended March 31, 2019 totaled approximately $950 thousand and primarily resulted from proceeds received in March 2019 from the March 2019 Note payable to a related party.

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

GI Dynamics, Inc.

Date: May 17, 2019	By:	/s/ SCOTT W. SCHORER
Scott W. Schorer
President and Chief Executive Officer
(principal executive officer)

Date: May 17, 2019	By:	/s/ CHARLES R. CARTER
Charles R. Carter Chief Financial Officer, Secretary
(principal financial and accounting officer)