Form 10-Q
period 2019-06-30
GI DYNAMICS, INC.
filed 2019-08-15
CIK 1245791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files):    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of August 10, 2019, there were 28,349,745 shares of common stock outstanding.

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

FOR THE QUARTER ENDED JUNE 30, 2019

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

GI Dynamics, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$2,427	$3,806
Restricted cash	30	30
Prepaid expenses and other current assets	734	530
Total current assets	3,191	4,366
Property and equipment, net	51	63
Right-of-use assets, net of amortization	497	—
Total assets	$3,739	$4,429
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$914	$1,050
Accrued expenses	902	1,645
Short term debt to related party, net of debt discount	5,000	4,960
Derivative liabilities	14	51
Short term lease liabilities	179	—
Total current liabilities	7,009	7,706
Long term debt to related party, net of debt discount	—	168
Long term lease liabilities	318	—
Total liabilities	7,327	7,874
Commitments
Stockholders’ deficit:
Preferred stock, $0.01 par value – 500,000 shares authorized; no shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value – 50,000,000 shares authorized; 19,277,545 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	193	193
Common stock – subscribed but unissued, 9,072,197 shares	5,991	—
Additional paid-in capital	269,476	263,521
Accumulated deficit	(279,248)	(267,159)
Total stockholders’ deficit	(3,588)	(3,445)
Total liabilities and stockholders’ deficit	$3,739	$4,429

The accompanying notes are an integral part of these consolidated financial statements.

GI Dynamics, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$810	$254	$1,620	$627
Sales and marketing	6	312	22	516
General and administrative	1,393	855	2,737	2,040
Total operating expenses	2,209	1,421	4,379	3,183
Loss from operations	(2,209)	(1,421)	(4,379)	(3,183)

Other income (expense):
Interest income	—	9	3	16
Interest expense	(5,912)	(207)	(6,089)	(288)
Foreign exchange gain (loss)	15	(2)	6	8
Gain on write-off of accounts payable	61	—	90	—
Re-measurement of derivative liabilities	(1,687)	2	(1,688)	3
Other income (expense), net	(7,523)	(198)	(7,678)	(261)
Loss before benefit from income taxes	(9,732)	(1,619)	(12,057)	(3,444)
(Benefit from) Provision for income taxes	26	15	32	(3)
Net loss	$(9,758)	$(1,634)	$(12,089)	$(3,441)

Basic and diluted net loss per common share	$(0.51)	$(0.13)	$(0.63)	$(0.29)
Weighted-average number of common shares used in basic and diluted net loss per common share	19,277,545	12,333,101	19,277,545	12,069,624

The accompanying notes are an integral part of these consolidated financial statements.

GI Dynamics, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

(In thousands, except share and per share amounts)

(unaudited)

	Common Stock		Common Stock subscribed but unissued
THREE MONTHS ENDED JUNE 2019	Shares	Par Value	Shares	Carrying Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance at April 1, 2019	19,277,545	$193	—	$—	$263,580	$(269,490)	$(5,717)
Reclassification of derivative liabilities to additional paid-in capital upon stockholder approval	—	—	—	—	5,784	—	5,784
Conversion of notes payable to related party	—	—	9,072,197	5,991	—	—	5,991
2017 Note modification	—	—	—	—	55	—	55
Stock-based compensation expense	—	—	—	—	57	—	57
Net loss	—	—	—	—	—	(9,758)	(9,758)
Balance at June 30, 2019	19,277,545	$193	9,072,197	$5,991	$269,476	$(279,248)	$(3,588)

	Common Stock		Common Stock subscribed but unissued
THREE MONTHS ENDED JUNE 2018	Shares	Par Value	Shares	Carrying Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance at April 1, 2018	12,333,101	$124	—	$—	$256,814	$(260,929)	$(3,991)
Beneficial conversion feature discount associated with 2018 Note	—	—	—	—	1,007	—	1,007
Relative fair value of warrant issued with 2018 Note	—	—	—	—	743	—	743
Stock-based compensation expense	—	—	—	—	35	—	35
Net loss	—	—	—	—	—	(1,634)	(1,634)
Balance at June 30, 2018	12,333,101	$124	—	$—	$258,599	$(262,562)	$(3,839)

	Common Stock		Common Stock subscribed but unissued
SIX MONTHS ENDED JUNE 2019	Shares	Par Value	Shares	Carrying Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance at January 1, 2019	19,277,545	$193	—	$—	$263,521	$(267,159)	$(3,445)
Reclassification of derivative liabilities to additional paid-in capital upon stockholder approval	—	—	—	—	5,784	—	5,784
Conversion of notes payable to related party	—	—	9,072,197	5,991	—	—	5,991
2017 Note modification	—	—	—	—	55	—	55
Stock-based compensation expense	—	—	—	—	116	—	116
Net loss	—	—	—	—	—	(12,089)	(12,089)
Balance at June 30, 2019	19,277,545	$193	9,072,197	$5,991	$269,476	$(279,248)	$(3,588)

	Common Stock		Common Stock subscribed but unissued
SIX MONTHS ENDED JUNE 2018	Shares	Par Value	Shares	Carrying Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance at January 1, 2018	11,157,489	$112	—	$—	$255,294	$(259,121)	$(3,715)
Issuance of shares upon private placement, net of issuance costs	1,175,612	12	—	—	1,491	—	1,503
Beneficial conversion feature discount associated with 2018 Note	—	—	—	—	1,007	—	1,007
Relative fair value of warrant issued with 2018 Note	—	—	—	—	743	—	743
Stock-based compensation expense	—	—	—	—	64	—	64
Net loss	—	—	—	—	—	(3,441)	(3,441)
Balance at June 30, 2018	12,333,101	$124	—	$—	$258,599	$(262,562)	$(3,839)

GI Dynamics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net loss	$(12,089)	$(3,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17	11
Re-measurement of derivative liabilities	1,688	(3)
Loss on disposal of leasehold improvements	—	2
Amortization of debt issuance costs non-cash interest expense	—	122
Non-cash interest expense	6,086	163
Stock-based compensation expense	116	64
Non-cash change in accrued compensation	(22)	—
Changes in operating assets and liabilities:
Accounts receivable	—	40
Prepaid expenses and other current assets	(204)	27
Accounts payable	(136)	(484)
Accrued expenses	(743)	(43)
Net cash used in operating activities	(5,287)	(3,542)
Investing activities
Purchases of property and equipment	(5)	—
Net cash used in investing activities	(5)	—
Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	1,503
Debt issuance costs	(87)	(85)
Proceeds from short term and long term debt, related party	4,000	1,750
Net cash provided by financing activities	3,913	3,168
Net decrease in cash and cash equivalents	(1,379)	(374)
Cash, cash equivalents and restricted cash at beginning of period	3,836	3,064
Cash, cash equivalents and restricted cash at end of period	$2,457	$2,690
Supplemental cash flow disclosures
Income taxes paid	32	23
Beneficial conversion feature discount associated with 2018 Note	—	1,007
Relative fair value of warrant issued with 2018 Note	—	743
Interest paid	394	—
Modification of 2017 Note	55	—
Right-of-use asset obtained in exchange for lease liability	509	—
Conversion of notes payable to related party	5,991	—
Reclassification of warrant from derivative liabilities to additional paid-in capital	5,784	—
Fair value of warrants issued with Notes to Related Party	4,072	—

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

Our vision is to make EndoBarrier the essential nonpharmacological and non-anatomy-altering treatment for patients with type 2 diabetes and obesity. We intend to achieve this vision by providing a safe and effective device, focusing on optimal patient care, supporting treating clinicians, adding to the extensive body of clinical evidence around EndoBarrier, gaining appropriate regulatory approvals, continuing to improve our products and systems, operating the company in a lean fashion, and maximizing stockholder value.

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

In the second and third quarters of fiscal year 2016, the Company took additional actions that it thought necessary to evolve strategic options. These actions resulted in non-recurring charges totaling approximately $1.1 million, including $0.4 million related to restructuring charges in our second quarter, $0.6 million related to employee departures in both our second and third quarters and $0.1 million related to the early exit from our former headquarters in Lexington, MA.

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

In June 2017, the Company completed a Convertible Term Promissory Note (the “2017 Note”) secured financing with its largest stockholder Crystal Amber Fund Limited (“Crystal Amber”) for a gross amount of $5.0 million. The 2017 Note accrues interest at 5% per annum compounded annually. Crystal Amber is deemed a Related Party of the Company for ASX purposes due to the size of its ownership position. The 2017 Note was originally due on December 31, 2018 and contains provisions for conversion during its term and is also subject to security arrangements in favor Crystal Amber (See Note 10 of the Consolidated Financial Statements for a more complete description of the terms and conditions of the financing).

In January and March 2018, the Company raised approximately $1.6 million in an offering of its CDIs to sophisticated and professional investors, including certain existing investors in Australia, the United States and the United Kingdom.

In May 2018, the Company completed a Convertible Term Promissory Note (the “2018 Note”) and Warrant (the “2018 Warrant”) financing with its largest stockholder Crystal Amber for a gross amount of $1.75 million. The 2018 Note accrued annually compounded interest at 10% per annum until its conversion into CDIs on June 30, 2019 (as described further below). The 2018 Warrant will expire on May 30, 2023. Crystal Amber is deemed a Related Party of the Company for ASX purposes due to the size of its ownership position. (See Note 10 of the Consolidated Financial Statements for a more complete description of the terms and conditions of the financing).

In September 2018, the Company received commitments for a private placement of approximately $5 million in an offering of its CDIs to sophisticated and professional investors, including certain existing investors in Australia, the United States and the United Kingdom. The first tranche of $2.2 million closed and cash was received in September 2018. The second and final tranche of $2.8 million was contingent upon stockholder approval, which was obtained in October 2018. Cash proceeds from the second tranche were received in November 2018.

In December 2018, the maturity date of the 2017 Note was extended from December 31, 2018 to March 31, 2019 in exchange for payment of $394 thousand, the total accrued interest on the 2017 Note at December 31, 2018.

In March 2019, the Company completed a Convertible Term Promissory Note (the “March 2019 Note”) and Warrant (the “March 2019 Warrant”) financing with its largest stockholder, Crystal Amber, for a gross amount of $1.0 million. The March 2019 Note accrued annually compounded interest at 10% until its conversion into CDIs on June 30, 2019 (as described further below). Certain specific conversion terms related to the March 2019 Note and issuance of the March 2019 Warrant required stockholder approval, which was obtained during the Annual Meeting of Stockholders held on June 30, 2019 (at which stage the March 2019 Warrant was immediately issued). The March 2019 Warrant will expire on June 30, 2024. Crystal Amber is deemed a Related Party of the Company for ASX purposes due to the size of its ownership position (see Note 10 of the Consolidated Financial Statements for a more complete description of the terms and conditions of the financing).

In March 2019, the maturity date of the 2017 Note was extended to May 1, 2019. In April 2019, the maturity date of the 2017 Note was extended to July 1, 2019. A further extension of the maturity date of the 2017 Note is described below.

In May 2019, the Company completed a Convertible Term Promissory Note (the “May 2019 Note”) and Warrant (the “May 2019 Warrant”) financing with its largest stockholder, Crystal Amber, for a gross amount of up to $3.0 million. The May 2019 Note was funded in four tranches between

May 10, 2019 and June 28, 2019, during which period 10% per annum interest was accrued on daily outstanding principal balances. Upon funding completion on June 28, 2019, accrued interest began to compound annually at a rate of 10% per annum until its conversion into CDIs on June 30, 2019 (as described further below). Certain specific terms associated with the conversion of the May 2019 Note and issuance of the May 2019 Warrant required stockholder approval, which was obtained during the Annual Meeting of Stockholders held on June 30, 2019 (at which stage the May 2019 Warrant was immediately issued). The May 2019 Warrant will expire on June 30, 2024. Crystal Amber is deemed a Related Party of the Company for ASX purposes due to the size of its ownership position (see Note 10 of the Consolidated Financial Statements for a more complete description of the terms and conditions of the financing).

In June 2019, the maturity date of the 2017 Note was extended to October 1, 2019.

On June 30, 2019, Crystal Amber elected to convert the 2018 Note, the March 2019 Note and the May 2019 Note to CDIs. Under the terms of the respective notes, an aggregate of 453,609,963 CDIs (representing approximately 9,072,197 common shares) were subscribed but unissued on conversion and concurrent cancellation of the 2018 Note, the March 2019 Note and the May 2019 Note.

Going Concern

As of June 30, 2019, the Company’s primary source of liquidity is its cash and cash equivalents balances. The Company continues to evaluate which markets are appropriate to pursue regulatory approvals, pursue reimbursement, raise market awareness and conduct general market development and selling efforts. The Company continues to restructure its business and costs, establish new priorities, and evaluate strategic options. As a result, if the Company remains in business, it expects to incur significant operating losses for the next several years. The Company has incurred operating losses since inception and at June 30, 2019 had an accumulated deficit of approximately $279 million, a working capital deficit of approximately $3.8 million, cash used in operating activities of approximately $5.3 million and cash and cash equivalents of approximately $2.5 million. Cash provided by these activities will be used predominantly to prepare for and conduct the Company’s clinical trial, which will result in increased expenses. The Company does not expect its current cash balances will be sufficient to operate beyond the end of September 2019. The Company will need to raise additional funds through any combination of collaborative arrangements, strategic alliances, and additional equity and debt financings or from other sources.

Furthermore, if the Company raises insufficient funds and is required to make payment to Crystal Amber under the 2017 Note on its maturity date of October 1, 2019. the Company will be required either to renegotiate the maturity date of the loan or to potentially cease operations. The Company expects to discuss further extension of the maturity date of the 2017 Note with Crystal Amber, but there can be no assurance that any extension will occur.

The Company has no guaranteed source of capital that will sustain operations beyond September 2019. There can be no assurance that other potential financing opportunities will be available on acceptable terms, if at all. As such, if access to capital is not achieved to satisfy cash needs in the near term, the Company’s business, financial condition and results of operations will be materially harmed or the Company may be required to cease operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The consolidated financial statements as of June 30, 2019 and December 31, 2018 and the three and six months ended June 30, 2019 and 2018 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

2. Summary of Significant Accounting Policies and Basis of Presentation

The accompanying interim consolidated financial statements and related disclosures as of June 30, 2019, and for the three and six months ended June 30, 2019 and 2018, are unaudited and have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K (“Form 10-K”), filed with the SEC on March 13, 2019. The December 31, 2018 consolidated balance sheet included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by GAAP for complete financial statements.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of GI Dynamics, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company’s management evaluates its estimates, including those related to impairment of long-lived assets, income taxes including the valuation allowance for deferred tax assets, research and development, contingencies, lease liabilities, valuation of derivative liabilities, estimates used to assess its ability to continue as a going concern and stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

Cash and Cash Equivalents

The Company considers all highly liquid investment instruments with an original maturity when purchased of three months or less to be cash equivalents. Investments qualifying as cash equivalents primarily consist of money market funds and have a carrying amount that approximates fair value. The amount of cash equivalents included in cash and cash equivalents was approximately $4 thousand at June 30, 2019 and $1.1 million at December 31, 2018.

The Company has $30 thousand in restricted cash used to secure a corporate credit card account.

Inventory

When the Company resumes commercial activity, the Company will state inventory at the lower of first-in, first-out cost or net realizable value. When capitalizing inventory, the Company will consider factors such as status of regulatory approval, alternative use of inventory, and anticipated commercial use of the product. At June 30, 2019 and December 31, 2018, there was no inventory or reserves against inventory on the balance sheet.

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

Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the remaining lease term. Costs for capital assets not yet placed into service are capitalized as construction in progress and will be subsequently depreciated in accordance with the above guidelines once placed into service. Maintenance and repair costs are expensed as incurred.

Lease Liabilities and Related Assets

The Company adopted Accounting Standards Codification (“ASC”), Topic 842, Leases (“ASC 842”) on January 1, 2019, but had no long-term leases to which it would apply. In May 2019, the Company entered into the first Right of Use Lease requiring the adoption of Accounting Standards Codification (“ASC”), Topic 842, Leases (“ASC 842”).

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. Leases with a non-cancellable term greater than one year are recognized on the balance sheet as lease assets, short-term lease liabilities and long-term lease liabilities. Using criteria defined in ASC 842, the Company determines whether the lease is a Financing Lease or an Operating Lease.

Lease liabilities and their corresponding Right-of-Use assets are recorded based on the present value of lease payments over the expected remaining lease term. Options to renew an Operating lease are not included in the Company’s initial lease term assessment unless there is reasonable certainty that the Company will renew. However, certain adjustments to the Right-of-Use operating asset may be required for items such as incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes an estimated incremental borrowing rate, which is the rate it is expected to incur to borrow an amount equal to the lease payments on a collateralized basis (or on an unsecured basis if existing debt covenants prevent further securitization) over a similar term in a similar economic environment.

In accordance with the guidance in ASC 842, components of a lease are split into lease components and non-lease components. A policy election is available pursuant to which an entity may elect to not separate lease and non-lease components. For new and amended leases beginning in 2019 and after, the Company has not made the election to combine lease and non-lease components.

Research and Development Costs

Research and development costs are expensed when incurred. Research and development costs include costs of all basic research activities as well as other research, engineering, and technical effort required to develop a new product or service or make significant improvement to an existing product or manufacturing process. Research and development costs also include preapproval regulatory and clinical trial expenses incurred prior to regulatory approval.

Patent Costs

The Company expenses as incurred all costs, including legal expenses, associated with obtaining patents until the patented technology becomes feasible. All costs incurred after the patented technology is feasible will be capitalized as an intangible asset. As of June 30, 2019 and December 31, 2018, no such costs had been capitalized. The Company expensed patent costs within general and administrative expenses of $54 and $41 thousand for the three months ended June 30, 2019 and 2018, respectively, and $95 and $80 thousand for the six months ended June 30, 2019 and 2018, respectively.

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

For the three and six months ended June 30, 2019 and 2018, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible. As a result, no related reserves have been established.

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

Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options.” Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for our convertible debt instruments is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on the consolidated balance sheets and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the notes. Therefore, we are required to record as non-cash interest expense the amortization of the discounted carrying value of the convertible debt to the face amount over the term of the convertible debt. We report higher interest expense in our financial results because ASC 470-20 requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest.

For conventional convertible debt where the rate of conversion is below market value, the Company values and records a "beneficial conversion feature" ("BCF") and related debt discount on issuance. When the Company records a BCF, the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument (offset to additional paid in capital) and amortized to interest expense over the life of the debt.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13, which provides guidance focused on the disclosure requirements for disclosing fair value estimates, assumptions, and methodology. Requirements removed include the requirement to disclose details around amount and reasoning for level 1 to level 2 transfers, timing policies for transfer between levels, and the valuation processes for level 3 fair value measurements. Requirements modified include details regarding net asset redemption restrictions and timing related to uncertainty disclosures. Requirement added include disclosures of changes in unrealized gains and losses for recurring level 3 measurements held as of the reporting date and disclosures around the range and weighted average of significant inputs used to develop level 3 fair value measurements. These amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty will be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments will be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this Update and an entity is permitted to early adopt any removed or modified disclosures upon issuance of this Update and delay adoption of the additional disclosures until their effective date. The Company has not elected early adoption and is currently evaluating the individual components and as these are disclosure refinements, expects no impact to its consolidated financial statements on adoption.

3. Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Potential common stock equivalents are determined using the treasury stock method. For diluted net loss per share purposes, the Company excludes stock options and other stock-based awards, including shares issued as a result of option exercises but which are subject to repurchase by the Company, whose effect would be anti-dilutive from the calculation. During the three and six months ended June 30, 2019 and 2018, common stock equivalents were excluded from the calculation of diluted net loss per common share, as their effect was anti-dilutive due to the net loss incurred. Therefore, basic and diluted net loss per share was the same in all periods presented.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding as of June 30, 2019 and 2018, as they would be anti-dilutive:

	As of June 30,
	2019	2018
Warrants to purchase common stock	8,277,081	1,972,976
Options to purchase common stock and other stock-based awards	1,545,719	1,668,219
Total	9,822,800	3,641,195

4. Warrants to Purchase Common Stock and CDIs

On May 4, 2016, the Company entered into a consulting agreement pursuant to which a consulting firm provides strategic advisory, finance, accounting, human resources and administrative functions, including chief financial officer services, to the Company. In connection with the consulting agreement, the Company granted the consulting firm a warrant (“Consultant Warrant”) to purchase up to 28,532 shares of the Company’s common stock at an exercise price per share equal to $0.64. The Consultant Warrant is fully vested and expires on May 4, 2021. The Company has reserved 28,532 shares of common stock related to the Consultant Warrant. As of June 30, 2019, the Consultant Warrants had not been exercised.

On May 30, 2018, the Company entered into a Note and Warrant Purchase agreement that included a warrant to purchase 97,222,200 CDIs (representing 1,944,444 shares of common stock). The exercise price was initially US$0.018 per CDI and the exercise price was subsequently reset to US$0.0144 when the Company issued securities at the lower price in September 2018. The warrant can be exercised with cash or as a net exercise. The warrant was immediately exercisable on issuance and expires on May 30, 2023.

On March 15, 2019, the Company entered into a Note and Warrant Purchase agreement that included a form of warrant to purchase 78,984,823 CDIs (representing 1,579,696 shares of common stock). The warrant was subsequently approved by stockholders and issued on June 30, 2019. The warrant’s exercise price is US$0.0127 per CDI, and the warrant can be exercised with cash or as a net exercise. The warrant was immediately exercisable on issuance and will expire on June 30, 2024.

On May 8, 2019, the Company entered into a Note and Warrant Purchase agreement that included a form of warrant to purchase up to 236,220,472 CDIs (representing 4,724,409 shares of common stock), or a lesser number of CDIs proportional to the amount finally funded under the simultaneously issued $3 million note. The Note was fully funded and the warrant for the maximum number of CDIs was subsequently both approved by stockholders and issued on June 30, 2019. The warrant’s exercise price is US$0.0127 per CDI, and the warrant can be exercised with cash or as a net exercise. The warrant was immediately exercisable on issuance and will expire on June 30, 2024.

5. Fair Value of Assets and Liabilities

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, requiring the Company to develop its own assumptions for the asset or liability.

The following tables present the assets and liabilities the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at
		Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	June 30, 2019	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$4	$4	$—	$—
Total assets	$4	$4	$—	$—
Liabilities
Derivative liability	$14	$—	$—	$14
Total liabilities	$14	$—	$—	$14

		Fair Value Measurements at
		Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$1,097	$1,097	$—	$—
Total assets	$1,097	$1,097	$—	$—
Liabilities
Derivative liability	$51	$—	$—	$51
Total liabilities	$51	$—	$—	$51

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the common stock warrants as of June 30, 2019, and December 31, 2018 were as follows:

	June 30,	December 31,
	2019	2018
Exercise price (A$55.00 at the then current exchange rate)	$0.64	$0.64
Fair value of common stock	$0.77	$0.57
Expected volatility	169.0%	134.0%
Expected term (in years)	1.86	2.35
Risk-free interest rate	1.8%	2.5%
Expected dividend yield	0%	0%

The following table rolls forward the fair value of the Derivative Liabilities, where fair value is determined by Level 3 inputs (in thousands):

Balance at December 31, 2018	$51
Increase in fair value of warrants upon re-measurement	1,715
Amortization of conversion rights	(40)
Fair value of warrants issued with Notes to Related Party	4,072
Reclassification of warrants to additional paid-in caputal	(5,784)
Balance at June 30, 2019	$14

Cash, cash equivalents, restricted cash, prepaid expenses and other current assets, right of use assets, accounts payable, accrued expenses, short-term lease liabilities and short-term debt to Crystal Amber Fund Limited, a related party, at June 30, 2019 and December 31, 2018 are carried at amounts that approximate fair value due to their short-term maturities and highly liquid nature of these instruments. The carrying value of the Company’s long-term debt to Crystal Amber Fund Limited, a related party at December 31, 2018, and long-term lease liabilities at June 30, 2019 approximates fair value based on commonly applied estimation methodologies, published market data and industry studies obtained by the Company.

6. Concentrations of Credit Risk and Related Valuation Accounts

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents and restricted cash. The Company maintains its cash and cash equivalent balances with high quality financial institutions, and consequently, while the balances may exceed federally insured limits, the Company believes that such funds are subject to minimal credit risk. The Company’s short-term investments potentially subject the Company to concentrations of credit risk. The Company has adopted an investment policy that limits the amounts the Company may invest in any one type of investment and requires all investments held by the Company to hold at least an A rating from a recognized credit rating agency, thereby reducing credit risk concentration.

When the Company had regulatory approval to sell EndoBarrier in select markets, the Company granted unsecured credit to customers in the normal course of business. The Company made judgments as to its ability to collect outstanding receivables and provided an allowance for receivables when collection became doubtful. Provisions were made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices not individually reviewed.  Amounts determined to be uncollectible are written off against the total reserve. After regulatory approval for EndoBarrier was suspended, the Company deemed certain remaining accounts receivable uncollectible and recorded write-offs of uncollectible accounts receivable of $42 thousand in the six months ended June 30, 2018. As of June 30, 2019 and December 31, 2018, the Company had no accounts receivable and no reserves for uncollectible accounts receivable.

The following is a rollforward of the Company’s allowance for doubtful accounts (in thousands):

	Six Months Ended June 30,
	2019	2018
Beginning balance	$—	$42
Net charges to expenses	—	—
Utilization of allowances	—	(42)
Ending balance	$—	$—

7. Inventory

The Company assessed the probability and timing of regulatory approval and appropriate inventory life span and deemed the inventory on hand as of December 31, 2017 to be obsolete and subsequently wrote off all inventory and reserves in 2018. There is no inventory or reserves against inventory on the balance sheet at June 30, 2019 and December 31, 2018, respectively.

8. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Laboratory and manufacturing equipment	$591	$591
Computer equipment and software	1,187	1,182
Office furniture and equipment	183	183
	1,961	1,956
Less accumulated depreciation and amortization	(1,910)	(1,893)
Total	$51	$63

Depreciation and amortization expense of property and equipment totaled approximately $9 thousand and $0 for the three months ended June 30, 2019 and 2018, respectively and $17 and $11 thousand for the six months ended June 30, 2019 and 2018, respectively.

At June 30, 2019 and December 31, 2018, the Company had no property and equipment assets financed in any capital lease arrangement.

9. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Payroll and related liabilities	$259	$386
Professional fees	312	573
Credit refunds	167	186
Interest	124	494
Other	40	6
Total	$902	$1,645

10. Notes Payable

2017 Convertible Note Financing

On June 15, 2017, the Company entered into a Note Purchase Agreement by and between the Company, as borrower, and Crystal Amber Fund Limited, as purchaser (the “Purchaser”). Pursuant to the Note Purchase Agreement, the Company issued and sold to the Purchaser a Senior Secured Convertible Promissory Note in an aggregate original principal amount of $5.0 million (the “2017 Note”). The Purchaser is a related party for ASX purposes and is the Company’s largest stockholder.

The 2017 Note accrues interest at a rate equal to 5% per annum, compounded annually, other than during the continuance of an event of default, when the 2017 Note accrues interest at a rate of 8% per annum. The entire outstanding principal balance and all unpaid accrued interest thereon was initially due on the original maturity date of December 31, 2018, but the maturity date was extended multiple times as described below.

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

The ASX provided the Company with a waiver to allow all asset liens (the “Security”) to be granted to the Purchaser without the normal requirement of having to obtain stockholder approval for the grant of a security to a related party of the Company (which the Purchaser is for ASX purposes). As a result of the waiver, the Security contains a provision that provides that if an event of default occurs and the Purchaser exercises its rights under the Security, neither the Purchaser nor any of its associates can acquire any legal or beneficial interest in an asset of the Company or its subsidiaries in full or partial satisfaction of the Company’s obligations under the Security, or otherwise deal with the assets of the Company or its subsidiaries, without the Company first having complied with any applicable ASX Listing Rules, including ASX Listing Rule 10.1, other than as required by law or through a receiver, or receiver or manager (or analogous person) appointed by the Purchaser exercising its power of sale under the Security and selling the assets to an unrelated third party on arm’s length commercial terms and conditions and distributing the cash proceeds to the Purchaser or any of its associates in accordance with their legal entitlements.

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

In the event that the Borrower issues additional CDIs in a subsequent equity financing at a price per CDI that is less than the then-effective Optional Conversion Price, the Purchaser has a 30-day option to convert at an adjusted conversion price reflecting, on a weighted average basis, the lower price per CDI. The number of CDIs that the Purchaser may acquire upon conversion of the 2017 Note at this adjusted conversion price is limited to the number that maintains the Purchaser’s fully-diluted ownership percentage of the Company at the same level as existed immediately preceding the applicable subsequent equity financing.

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

The Company recorded the $5 million 2017 Note, net of debt issuance costs of $115 thousand and amortized the debt issuance costs over the life of the 2017 Note. For the year ended December 31, 2018, the Company accrued $257 thousand of interest expense and $71 thousand in amortization of debt issuance costs related to the 2017 Note.

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

In December 2018, the maturity date of the 2017 Note was extended to March 31, 2019 in exchange for payment of $394 thousand which was the total interest accrued for on the 2017 Note at December 31, 2018. Payment of this amount was made in January 2019. The modification extended the conversion rights and resulted in an additional $40 thousand of debt discount liability being recorded along with issuance costs of $53 thousand.

For the three and six months ended June 30, 2018, the Company recognized interest expense of $63 and $124 thousand and amortization of debt issuance costs of $19 and $37 thousand, respectively, related to the 2017 Note.

In March 2019, the maturity date of the 2017 Note was extended to May 1, 2019. The modification extended the beneficial conversion rights and resulted in an additional debt discount liability, which was not recorded since it was determined to be immaterial to the consolidated financial statements. In April 2019, the maturity date of the 2017 Note was further extended to July 1, 2019, which resulted in $24 thousand of debt discount liability being recorded. In June 2019, the maturity date of the 2017 Note was further extended to October 1, 2019, which resulted in an additional $31 thousand of the debt discount liability being recorded. For the three and six months ended June 30, 2019, the Company recognized interest expense of $63 and $126 thousand related to the 2017 Note, as well as interest expense related to the additional debt discount liability of $55 thousand and $55 thousand, respectively.

2018 Convertible Note and Warrant Financing

On May 30, 2018, the Company entered into a Note Purchase Agreement by and between the Company, as borrower, and Crystal Amber Fund Limited, as purchaser (the “Purchaser”). Pursuant to the Note Purchase Agreement, the Company issued and sold to the Purchaser a Senior Unsecured Convertible Promissory Note in an aggregate original principal amount of $1.75 million (the “2018 Note”) with a maturity date of May 30, 2023. Interest accrued at an annually compounded rate of 10%. The Purchaser is a related party and is the Company’s largest stockholder.

The entire outstanding principal balance under the 2018 Note and all unpaid accrued interest thereon was convertible into CHESS Depositary Interests (“CDIs”), each representing 1/50th of a share of the Company’s common stock, at the option of the Purchaser at a conversion price of US$0.018 per CDI. Subsequently, the Company issued additional CDIs in a subsequent equity financing in September 2018 at a price per CDI of US$0.0144, resulting in an adjustment of the conversion price to US$0.0144 per CDI.

In connection with the issuance of the 2018 Note, the Company also issued to the Purchaser a warrant (the “2018 Warrant”) to purchase 97,222,200 CDIs (representing 1,944,444 common shares) at an initial exercise price of US$0.018 per CDI, as per the 2018 Note conversion price, the warrant exercise price was subsequently adjusted to US$0.0144 per CDI, and is subject to further exercise price adjustment on certain conditions as described in the 2018 Warrant. The 2018 Warrant may be exercised at any time on a cash or cashless basis until the 2018 Warrant expires on May 30, 2023.

The Company has evaluated the guidance ASC 480-10 Distinguishing Liabilities from Equity, ASC 815-40 Contracts in an Entity's Own Equity and ASC 470-20 Debt with Conversion and Other Options to determine the appropriate classification of the 2018 Note and 2018 Warrant. On issuance, the 2018 Warrant was determined to be a freestanding instrument meeting the requirements for equity classification. Accordingly, the fair value estimated for the 2018 Warrant, totaling approximately $743 thousand, has been recorded as a discount to the debt with the offset to additional paid-in capital. The 2018 Note was also evaluated for beneficial conversion feature ("BCF") subsequent to the allocation of proceeds among the 2018 Note and 2018 Warrant. Based upon the effective conversion price of the 2018 Note after considering the stock price at the date of issuance and the allocation of estimated fair value to the 2018 Warrant, it was determined that the 2018 Note contained a BCF. The value of the BCF was computed to be approximately $1.2 million but has been capped at approximately $1.0 million so as to not exceed the total proceeds from the 2018 Note after deducting the value allocated to the 2018 Note and 2018 Warrant. The effective interest rate on the note after the discounts is 26.4%.

The Company recorded the 2018 Note at issuance, net of the total debt discount of $1.75 million and amortized the debt discount over the life of the 2018 Note. For the three and six months ended June 30, 2019, the Company accrued interest expense of $47 and $91 thousand and debt discount amortization of $74 and $146 thousand. For the three and six months ended June 30, 2018, the Company recognized interest expense of $14 thousand and debt discount amortization of $25 thousand, and interest expense derived from issuance costs of $85 thousand, respectively.

The 2018 Note was converted on June 30, 2019 to 134,852,549 CDIs (representing 2,697,050 common shares). The principal of $1.75 million converted to 121,527,777 CDIs (representing 2,430,555 common shares) and the accrued interest of $192 thousand converted to 13,324,772 CDIs (representing 266,495 common shares). Upon the conversion of the 2018 Note, the Company also recorded $1.4 million of unamortized interest expense related to the unamortized debt discount. As of June 30, 2019, the conversion of the CDIs had been executed, but not yet settled with the CDIs issued and available.

March 2019 Convertible Note and Warrant Financing

On March 15, 2019, the Company entered into a Note Purchase Agreement by and between the Company, as borrower, and Crystal Amber Fund Limited, as purchaser (the “Purchaser”). Pursuant to the Note Purchase Agreement, the Company issued and sold to the Purchaser a Senior Unsecured Convertible Promissory Note in an aggregate original principal amount of $1 million (the “March 2019 Note”). The Purchaser is a related party and is the Company’s largest stockholder. Being a related party, certain conversion features in the March 2019 Note and the March 2019 warrant required stockholder approval, which was obtained on June 30, 2019. The March 2019 Note accrued interest at a rate equal to 10% per annum, compounded annually. The March 2019 Note was to mature on March 15, 2024. Issuance costs related to the March 2019 Note were $50 thousand.

The entire outstanding principal balance under the March 2019 Note and all unpaid accrued interest thereon was convertible into CHESS Depositary Interests (“CDIs”), each representing 1/50th of a share of the Company’s common stock, at the option of the Purchaser at a conversion price of US$0.0127 per CDI.

In conjunction with the issuance of the March 2019 Note, the Company issued a warrant (the “March 2019 Warrant”) to purchase 78,984,823 CDIs (representing 1,579,696 common shares) at an initial exercise price of US$0.0127 per CDI, subject to adjustment as described in the March 2019 Warrant. The March 2019 Warrant required the approval of stockholders and was recorded in derivative liability as it was not exercisable until approved on June 30, 2019. The warrant is exercisable at any time on a cash or cashless basis prior to its expiration on June 30, 2024. The March 2019 Warrant includes a price protection clause such that if the Company issues securities in a subsequent financing at a per CDI price of less than US$0.0127, the exercise price of the March 2019 Warrant will be reduced to the lowest such price per CDI (or the equivalent for shares of common stock) at which the newly issued securities were sold.

The Company has evaluated the guidance ASC 480-10 Distinguishing Liabilities from Equity, ASC 815-40 Contracts in an Entity's Own Equity and ASC 470-20 Debt with Conversion and Other Options to determine the appropriate classification of the March 2019 Note and March 2019 Warrant. On issuance, the March 2019 Warrant was determined to be a freestanding instrument meeting the requirements for liability classification due to not having stockholder approval. Accordingly, the fair value estimated for the March 2019 Warrant, totaling approximately $871 thousand, was recorded as a discount to the debt with the offset to derivative liabilities.

Upon approval of the conversion features and issuance of the warrants on June 30, 2019, the Company remeasured the warrant liability and recorded a $576 thousand other expense to the consolidated statement of operations and then reclassified $1,447 thousand of fair value of warrants from derivative liability to equity as approval of the warrant made the warrant immediately exercisable. The Company then evaluated the March 2019 Note for beneficial conversion feature ("BCF’). Based upon the effective conversion price of the March 2019 Note after considering the stock price at the date of stockholder approval and the allocation of estimated fair value to the March 2019 Warrant, it was determined that the March 2019 Note contained a BCF. The value of the BCF was computed to be approximately $741 thousand but has been capped at approximately $265 thousand so as to not exceed the total proceeds from the March 2019 Note after deducting the value allocated to the March 2019 Note and 2019 Warrant. The relative fair value of the warrant upon stockholder approval was approximately $735 thousand. The total debt discount on the March 2019 Note upon stockholder approval was $1M.

The effective interest rate on the Note after the discounts is 29.4%. For the three and six months ended June 30, 2019, immediately prior to the Note conversion the Company recognized accrued interest expense of $25 and $29 thousand and debt discount amortized to interest expense of $52 and $60 thousand, respectively.

On Note conversion, unamortized debt discount of $1 million was recorded as interest expense. The March 2019 Note principal of $1 million and accrued interest of $30 thousand were transferred to common stock subscribed but unissued. The conversion features of the March 2019 Note were approved on June 30, 2019 and on the same day, the March 2019 Note was converted to 81,070,003 CDIs (representing 1,621,400 common shares). The principal of $1 million converted to 78,740,157 CDIs (representing 1,574,803 common shares) and the accrued interest of approximately $30 thousand converted to 2,329,846 CDIs (representing 46,596 common shares).

May 2019 Convertible Note and Warrant Financing

On May 8, 2019, the Company entered into a Note Purchase Agreement by and between the Company, as borrower, and Crystal Amber Fund Limited, as purchaser (the “Purchaser”). Pursuant to the Note Purchase Agreement, the Company issued and sold to the Purchaser a Senior Unsecured Convertible Promissory Note in an aggregate original principal amount of $3 million (the “May 2019 Note”). The Purchaser is a related party and is the Company’s largest stockholder. Being a related party, certain conversion features in the May 2019 Note and the May 2019 warrant required stockholder approval, which was obtained on June 30, 2019.

The May 2019 Note was funded in four tranches, starting on May 8, 2019 and the full $3 million funding was completed on June 28, 2018. The note accrued interest at 10% per annum, computed on the daily funded balance until completion of funding on June 28, 2019, when interest began to compound annually. The May 2019 Note was to mature on May 8, 2024. Issuance costs were $87 thousand.

The entire outstanding principal balance under the May 2019 Note and all unpaid accrued interest thereon was convertible into CHESS Depositary Interests (“CDIs”), each representing 1/50th of a share of the Company’s common stock, at the option of the Purchaser at a conversion price of US$0.0127 per CDI.

In conjunction with the issuance of the May 2019 note, the Company issued a warrant (the “May 2019 Warrant”) to purchase 236,220,472 CDIs (representing 4,724,409 common shares) at an initial exercise price of US$0.0127 per CDI, subject to adjustment as described in the May 2019 Warrant. The May 2019 Warrant required the approval of stockholders and was recorded in derivative liability as it was not exercisable until approved on June 30, 2019. The warrant is exercisable at any time on a cash or cashless basis, prior to its expiration on June 30, 2024. The May 2019 Warrant includes a price protection clause such that if the Company issues securities in a subsequent financing at a per CDI price of less than US$0.0127, the exercise price of the May 2019 Warrant will be reduced to the lowest such price per CDI (or the equivalent for shares of common stock) at which the newly issued securities were sold.

The Company has evaluated the guidance ASC 480-10 Distinguishing Liabilities from Equity, ASC 815-40 Contracts in an Entity's Own Equity and ASC 470-20 Debt with Conversion and Other Options to determine the appropriate classification of the May 2019 Note and May 2019 Warrant. On issuance, the May 2019 Warrant was determined to be a freestanding instrument meeting the requirements for liability classification due to not having stockholder approval. Accordingly, the fair value estimated for the May 2019 Warrant, totaling approximately $3.2 million, was recorded as a discount to the debt with the offset to derivative liabilities.

Upon approval of the conversion features and issuance of the warrants on June 30, 2019, the Company revalued the warrant liability and recorded a remeasurement of derivative liabilities in the amount of $1.14 million to the consolidated statements of operations and then reclassified $4,337 thousand of fair value of warrants from derivative liability to equity as approval of the warrant which made the warrant immediately exercisable. The Company then evaluated the May 2019 Note for beneficial conversion feature ("BCF’). Based upon the effective conversion price of the May 2019 Note after considering the stock price at the date of stockholder approval and the allocation of estimated fair value to the May 2019 Warrant, it was determined that the May 2019 Note contained a BCF. The value of the BCF was computed to be approximately $2.0 million but has been capped at approximately $844 thousand so as to not exceed the total proceeds from the May 2019 Note after deducting the value allocated to the May 2019 Note and May 2019 Warrant. The relative fair value of the warrant upon shareholder approval was approximately $2,136 thousand. The total debt discount on the May 2019 note upon shareholder approval was $3 million.

The effective interest rate on the Note after the discounts is 29.4%. For the three and six months ended June 30, 2019, immediately prior to the Note conversion the Company recognized accrued interest expense of $19 thousand and debt discount amortized to interest expense of $180 thousand, respectively.

On Note conversion, unamortized debt discount of $3 million was reclassed to interest expense. The March 2019 Note principal of $3 million and accrued interest of $19 thousand were transferred to common stock subscribed but unissued. The conversion features of the May 2019 Note were approved on June 30, 2019 and on the same day, the May 2019 Note was converted to 237,687,411 CDIs (representing 4,753,747 common shares). The principal of $3 million converted to 236,220,472 CDIs (representing 4,724,409 common shares) and the accrued interest of $19 thousand converted to 1,466,939 CDIs (representing 29,338 common shares).

11. Leases

On January 1, 2019, the Company adopted Topic 842 using the modified retrospective approach. There was no impact to retained earnings upon adoption of Topic 842 as there were no active long-term leases in place at the adoption date. Leases with an initial term of 12 months or less are not recorded on the balance sheet, unless the arrangement includes an option to purchase the underlying asset, or an option to renew the arrangement, that we are reasonably certain to exercise (short-term leases).

In June 2016, the Company entered into a non-cancelable agreement to lease approximately 4,200 square feet of office space in Boston, Massachusetts. The lease commenced in June 2016 and expired in April 2018. Rent during the term was $12 thousand per month.

In December 2018, the Company entered into a 6-month membership agreement with WeWork for 985 square feet of office space located in Boston, Massachusetts. The committed lease term expired in May 2019 and contained a two-month cancellation provision. The WeWork agreement contained no explicit or guaranteed extension provisions.

On April 22, 2019, the Company entered into a Right-of-Use lease for 3,520 square feet of office space in Boston, Massachusetts. The lease period contractually commenced June 1, 2019 and expires on May 31, 2022, but the space was available for occupancy on May 1, resulting in an effective period of May 2019 through May 2022, with no rent payment assessed in May 2019. The lease has defined escalating rent payments and contains no extension or expansion rights. On lease execution, the Company recorded the approximately $509 thousand present value of the lease liability in short-term and long-term liabilities and recorded a related Right of Use Asset. The Right-of-Use asset will be amortized to lease expense and the liability will be reduced by the rent payments over the term of the lease. As of June 30, 2019, the accumulated depreciation on the lease was approximately $11 thousand. Additional property tax allocations and separately metered utilities will all be expensed in the period incurred.

The Company's leases generally do not provide an implicit rate and therefore the Company used 10% as an estimate of its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease in a similar economic environment. The Company had no leases currently classified as finance leases or previously classified as capital leases in either reporting period.

The following table presents supplemental balance sheet information related to our operating lease:

As of June 30, 2019
Operating Leases
(in thousands)
Right-of-Use Assets	$497
Liabilities
Short-term operating lease liabilities	179
Long-term operating lease liabilities	318
Total Liabilities	$497

The total operating lease cost for short-term leases not included as lease liabilities and right of use assets on the balance sheet was $55 thousand and $92 thousand for the three-month and six-month periods ended June 30, 2019, respectively. The total operating lease cost for long-term leases included as lease liabilities and right of use assets on the balance sheet was $16 thousand for the three-month and six-month periods ended June 30, 2019.

Other information related to leases was as follows:

	Three months ended June 30, 2019	Six months ended June 30, 2019
	(in thousands)
Operating cash flows from operating leases in lease liability measurement	$16	$16
Operating cash flows from short term leases	92	92
Remaining long-term lease term in years	2.8	2.8
Discount rate	10%	10%

The maturity of the Company’s finance and operating lease liabilities as of June 30, 2019 are as follows:

Operating Leases
Year ending December 31,	(in thousands)
2019	$95
2020	190
2021	195
2022	98
Total future minimum lease payments	578
Less: imputed interest	81
Total Liabilities	$497

12. Stockholders’ Equity (Deficit)

On May 22, 2017, the stockholders of the Company approved an increase of its authorized shares of Common Stock from 13,000,000 to 50,000,000 and to eliminate Class B shares of Common Stock of the Company. As of June 30, 2019, the authorized capital stock of the Company consists of 50,500,000 shares, of which 50,000,000 shares are designated as Common Stock and 500,000 shares are designated as Preferred Stock.

In 2018, the Company received commitments for two private placements to sophisticated and professional investors in Australia, the United States and the United Kingdom, consisting of U.S. and non-U.S. persons (as defined in Regulation S (“Regulation S”) of the Securities Act of 1933 (the “Securities Act”)) to raise up to approximately $6.61 million (the “2018 Placements”). The first placement (“First Quarter 2018 Placement”) consisted of a total of 406,002,869 fully paid CDIs of the Company (representing 8,120,057 shares of common stock) at an issue price of A$0.035 per CDI. The issue of CDIs under the First Quarter 2018 Placement occurred in two tranches. The first tranche closed on January 22, 2018 (US Eastern time), pursuant to which the Company issued 28,467,063 CDIs (representing 569,341 shares of common stock) resulting in gross proceeds of approximately $781 thousand and related issuance costs of $63 thousand.  The closing of the second tranche of the First Quarter 2018 Placement resulted in gross proceeds of $824 thousand and related issuance costs of $39 thousand by the issue of 30,313,556 CDIs (606,271 shares) following stockholder approval granted on February 27, 2018. There were two participants in the First Quarter 2018 Placement second tranche; Crystal Amber Fund, a related party, purchased 27,391,756 CDIs. A Board member of the Company purchased 2,921,800 CDIs.

The second placement (“Autumn 2018 Placement”) consisted of a total of 347,222,250 fully paid CDIs of the Company (representing 6,944,445 shares of common stock) at an issue price of A$0.020 per CDI. The investors in the Autumn 2018 Placement included certain existing investors. The issue of these CDIs occurred in two tranches. The first tranche closed on September 20, 2018 (US Eastern time), pursuant to which the Company issued 150,000,000 CDIs (representing 3,000,000 shares of common stock) resulting in gross proceeds of approximately $2.2 million and related issuance costs of $56 thousand. The closing of the second tranche resulted in gross proceeds of $2.8 million by the issue of 197,222,250 CDIs (representing 3,944,445 shares of common stock) following stockholder approval at the adjourned Special Meeting of stockholders on October 29, 2018. There were three participants in the second tranche; Crystal Amber Fund, a related party, purchased 168,194,450 CDIs. Existing investors in the United States and Australia also purchased 23,819,450 and 5,208,350 CDIs, respectively. All second tranche CDIs were allotted to investors in November 2018.

On June 30, 2019, Crystal Amber converted the 2018 Note to 134,852,549 CDIs (representing 2,697,050 common shares). The principal of $1.75 million converted to 121,527,778 CDIs (representing 2,430,555 common shares) and the accrued interest of $192 thousand converted to 13,324,772 CDIs (representing 266,495 common shares).

On June 30, 2019, Crystal Amber converted the March 2019 Note to 81,070,003 CDIs (representing 1,621,400 common shares). The principal of $1 million converted to 78,740,157 CDIs (representing 1,574,803 common shares) and the accrued interest of approximately $30 thousand converted to 2,329,846 CDIs (representing 46,596 common shares).

On June 30, 2019, Crystal Amber converted the May 2019 Note to 237,687,411 CDIs (representing 4,753,747 common shares). The principal of $3 million converted to 236,220,472 CDIs (representing 4,724,409 common shares) and the accrued interest of approximately $19 thousand converted to 1,466,939 CDIs (representing 29,338 common shares).

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

In August 2011, the Board of Directors adopted the 2011 Employee, Director and Consultant Equity Incentive Plan (the “2011 Plan”, together with the 2003 Plan, the “Plans”) as the successor to the 2003 Plan. Under the 2011 Plan, the Company may grant incentive stock options, nonqualified stock options, restricted and unrestricted stock awards and other stock-based awards. The Company had initially reserved 450,000 shares of its common stock for issue under the 2011 Plan. Awards that are returned to the Company’s 2003 Plan as a result of their forfeiture, expiration or cancellation without delivery of common stock shares or that result in the forfeiture of shares back to the Company on or after August 1, 2011, the date the 2011 Plan became effective, are automatically made available for issuance under the 2011 Plan. At August 1, 2011, 80,235 shares available for grant under the 2003 Plan were transferred to the 2011 Plan. At June 30, 2019, there were 1,748,812 shares available for future grant under the 2011 Plan.

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

Stock-Based Compensation

Stock-based compensation is reflected in the consolidated statements of operations as follows for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$16	$—	$32	$5
Sales and marketing	—	4	—	10
General and administrative	41	31	84	49
	$57	$35	$116	$64

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

Determining the fair value of stock-based awards using the Black-Scholes option-pricing model requires the use of highly subjective assumptions, including the expected term of the award and expected stock price volatility. The weighted-average assumptions used to estimate the fair value of employee stock options using the Black-Scholes option-pricing model were as follows for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Expected volatility	126.1%	119.4%	126.1%	117.1%
Expected term (in years)	6.05	6.05	6.05	6.05
Risk-free interest rate	1.8%	2.6%	1.8%	2.5%
Expected dividend yield	0%	0%	0%	0%

Stock Options

The following table summarizes share-based activity under the Company’s stock option plans for the six months ended June 30, 2019:

	Shares of Common Stock Attributable to Options	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2018	985,224	$2.24	8.48	$—
Granted	235,000			$—
Exercised	—			$—
Cancelled	—	—	—	$—
Outstanding at June 30, 2019	1,220,224	$2.24	8.24	$1
Vested or expected to vest at June 30, 2019	1,220,224	$2.24	8.24	$1
Exercisable at June 30, 2019	486,916	$4.87	6.87	$—

As of June 30, 2019, there was approximately $586 thousand of unrecognized stock-based compensation related to unvested stock option grants having service-based vesting under the Plans which is expected to be recognized over a weighted-average period of 2.3 years. The intrinsic value in the table above represents the difference between the fair value of the Company’s common stock on the measurement date and the exercise price of the stock option.

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

Restricted Stock Units & Performance Stock Units

Each restricted stock unit and performance stock unit (“RSU & PSU”) issued under the Company Plans represents a contingent right to receive one share of the Company’s common stock. The RSUs & PSUs outstanding at June 30, 2019 vest upon the achievement of certain product revenue, regulatory and reimbursement milestones. There is no consideration payable on the vesting of RSUs & PSUs issued. Upon vesting, RSUs and PSUs are exercised automatically and settled in shares of the Company’s common stock.

The following table summarizes information related to RSU & PSU activity for the six months ended June 30, 2019:

	Number of Units	Weighted- Average Contractual Life	Aggregate Intrinsic Value
		(in years)	(in thousands)
Outstanding at December 31, 2018	250,000	7.23	$141
Granted	—
Exercised	—
Cancelled	—	—	—
Outstanding at June 30, 2019	250,000	6.98	$186

The aggregate intrinsic value at June 30, 2019 and December 31, 2018 noted in the table above represents the closing price of the Company’s common stock multiplied by the number of RSUs and PSUs outstanding. The fair value of each RSU and PSU award equals the closing price of the Company’s common stock on the date of grant.

At June 30, 2019, all RSUs and PSUs outstanding are subject to performance-based vesting criteria as described in the applicable award agreement. For these awards, vesting will occur upon the achievement of certain product revenue, regulatory and reimbursement milestones. When achievement of the milestone is deemed probable, the Company expenses the compensation of the respective stock award over the implicit service period.

At June 30, 2019 and 2018, no RSUs and PSUs that have performance-based vesting criteria are considered probable of achievement. For the three and six months ended June 30, 2019 and 2018, the Company did not recognize any stock-based compensation for RSUs and PSUs subject to performance-based vesting criteria.

As of June 30, 2019, there remains approximately $283 thousand of unrecognized stock-based compensation.

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

Geographic Reporting

The Company has historically reported various geographic segments, but at June 30, 2019, the right-of-use-asset of approximately $487 thousand and all long-lived assets, comprised of property and equipment, of approximately $51 thousand are all held in the U.S. and the Company did not have revenue for the three and six months ended June 30, 2019 and 2018, respectively.

 Major Customers

The Company did not recognize any revenue for the three and six months ended June 30, 2019 and 2018, respectively.

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

In July 2018, we submitted to the FDA an application for investigational device exemption, or IDE, to commence a new pivotal trial evaluating the safety and efficacy of EndoBarrier in the United States pending Institutional Review Board, or IRB, approval. In August 2018, we received approval of an IDE from the FDA to begin enrollment in this pivotal trial, and IRB approval was granted in February 2019.  In this report, we refer to this pivotal trial as the GID STEP-1 clinical trial.

For financial reporting purposes, we have one reportable segment, which designs, manufactures and plans to market EndoBarrier.

To date, we have devoted substantially all our efforts to research and development, business planning, clinical research, clinical study management, reimbursement development, product commercialization, acquiring operating assets and raising capital. We have incurred significant operating losses since our inception in 2003. As of June 30, 2019, we had an accumulated deficit of approximately $279 million. We expect to incur net losses for the next several years while we continue to evaluate which markets are appropriate to continue pursuing regulatory approval, reimbursement, market awareness and general market development efforts, and continue to restructure our business and costs, establish new priorities, continue limited research, and evaluate strategic options.

To date, the Company has raised net proceeds of approximately $273 million through the issuance of convertible debt and sales of our equity. See Note 1 of the Consolidated Financial Statements (Nature of Business — Financing History) for a detailed description of the Company’s financing history.

Our corporate headquarters are in Boston, Massachusetts. The Company executed a three-year lease commencing May 1, 2019, allowing us to terminate the Company’s former short-term lease and exit our former office space as of May 31, 2019.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements prepared in accordance with generally accepted accounting principles in the U.S. The preparation of these financial statements requires us to make certain estimates and assumptions that may affect the reported amounts of assets and liabilities, and the reported amounts of revenues and expenses during the reported periods and related disclosures. These estimates and assumptions, including those related to income taxes including the valuation allowance for deferred tax assets, research and development expenses, contingencies, stock-based compensation, going concern considerations, lease liabilities and derivative valuations are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on our historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions. See Note 2 of the Consolidated Financial Statements (Summary of Significant Accounting Policies and Basis of Presentation — New Accounting Pronouncements) for a detailed discussion of new accounting pronouncements, their adoption by the Company, and their impact (if any) on the Company’s financial statements.

Results of Operations

The following is a description of significant components of our operations, including significant trends and uncertainties that we believe are important to an understanding of our business and results of operations (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Operating expenses:
Research and development	$810	$254	$1,620	$627
Sales and marketing	6	312	22	516
General and administrative	1,393	855	2,737	2,040
Total operating expenses	2,209	1,421	4,379	3,183
Loss from operations	(2,209)	(1,421)	(4,379)	(3,183)
Other income (expense):
Interest income	—	9	3	16
Interest expense	(5,912)	(207)	(6,089)	(288)
Foreign exchange gain (loss)	15	(2)	6	8
Gain on write-off of accounts payable	61	—	90	—
Re-measurement of derivative liabilities	(1,687)	2	(1,688)	3
Other income (expense), net	(7,523)	(198)	(7,678)	(261)
Loss before income tax expense	(9,732)	(1,619)	(12,057)	(3,444)
(Benefit from) Provision for income taxes	26	15	32	(3)
Net loss	$(9,758)	$(1,634)	$(12,089)	$(3,441)

Basic and diluted net loss per common share	(0.51)	$(0.13)	(0.63)	$(0.29)
Weighted-average number of common shares used in basic and diluted net loss per common share	19,277,545	12,333,101	19,277,545	12,069,624

Three and six months ended June 30, 2019 compared to three and six months ended June 30, 2018

Revenue. The Company did not record any revenues or associated cost of revenue during the three and six months ended June 30, 2019 and 2018, respectively.

Operating expenses

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(dollars in thousands)				(dollars in thousands)
Research and development	$810	$254	$556	218.9%	$1,620	$627	$993	158.4%
Sales and marketing	6	312	(306)	(98.1)%	22	516	(494)	(95.7)%
General and administrative	1,393	855	538	62.9%	2,737	2,040	697	34.2%
Total operating expenses	$2,209	$1,421	$788	55.5%	$4,379	$3,183	$1,196	37.6%

Research and Development Expense. The increase in research and development expense for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 was primarily due to an increase in salary and employee-related costs caused by increased headcount and increased consulting fees. The Company has been accelerating its efforts to prepare for the STEP-1 clinical trial, which is expected to begin in Q3 2019.

Sales and Marketing Expense. The decrease in sales and marketing expense for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 was primarily due to a decrease in overall sales and marketing activities and a reclassification of existing overseas employee efforts to research and development.

General and Administrative Expense. The increase in general and administrative expense for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 was primarily a result of market research costs including a health economics analysis and a research summary provided to potential investors, increased professional fees including corporate legal and costs related to being a public company and increased facilities costs.

We continue to look for ways to realize a more efficient cost structure in order to extend our cash runway. We may not be able to achieve cost reductions in all instances as we look to prepare to initiate clinical development in support of eventual commercial regulatory approval. We expect operating expenses for the third quarter of 2019 to approximate those of the second quarter of 2019 as we continue to prepare for commencement of the STEP-1 clinical trial.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(dollars in thousands)				(dollars in thousands)
Other income (expense):
Interest income	$—	$9	$(9)	(100.0)%	$3	$16	$(13)	(81.3)%
Interest expense	(5,912)	(207)	(5,705)	2,756.0%	(6,089)	(288)	(5,801)	2,014.2%
Foreign exchange gain (loss)	15	(2)	17	(850.0)%	6	8	(2)	(25.0)%
Gain on write-off of accounts payable	61	—	61	(—)%	90	—	90	(—)%
Re-measurement of derivative liabilities	(1,687)	2	(1,689)	(84,450.0)%	(1,688)	3	(1,691)	(56,366.7)%
Total other income (expense), net	$(7,523)	$(198)	$(7,325)	3,699.5%	$(7,678)	$(261)	$(7,417)	2,841.8%

Other income (expense). The change to other income (expense), net, for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 is primarily due to the change in fair value of derivative liabilities and the conversion of the 2018, March 2019 and May 2019 Notes Payable to Crystal Amber Fund Limited, a related party, offset by a gain on the write-off of prior period accounts payable.

Liquidity and Capital Resources

The Company has incurred losses since our inception in March 2003 and as of June 30, 2019, we had an accumulated deficit of approximately $279 million. We have financed our operations from a combination of sales of equity securities and issuances of convertible term notes. As of June 30, 2019, we had approximately $2.5 million of cash and cash equivalents.

In June 2017, the Company completed a Convertible Term Promissory Note (the “2017 Note”) secured financing with its largest stockholder, Crystal Amber Fund Limited (“Crystal Amber”), for a gross amount of $5.0 million. The 2017 Note accrues interest at 5% per annum compounded annually. Crystal Amber is deemed a Related Party of the Company for ASX purposes due to the size of its ownership position. The 2017 Note contains provisions for conversion during its term and is also subject to security arrangements in favor Crystal Amber (See Note 10 of the Consolidated Financial Statements for a more complete description of the terms and conditions of the financing).

The 2017 Note accrues interest at a rate equal to 5% per annum, compounded annually, other than during the continuance of an event of default, when the 2017 Note accrues interest at a rate of 8% per annum. The entire outstanding principal balance and all unpaid accrued interest thereon was initially due on December 31, 2018 but was extended to March 31, 2019 in December 2018 (in exchange for payment of $394 thousand, the total accrued interest on the 2017 Note at December 31, 2018) and further extended to May 1, 2019 in March 2019, July 1, 2019 in April 2019 and October 1, 2019 in June 2019.

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

In May 2018, the Company completed a Convertible Term Promissory Note (the “2018 Note”) and Warrant (the “2018 Warrant”) financing with its largest stockholder, Crystal Amber, for a gross amount of $1.75 million. The 2018 Note accrued interest at 10% per annum compounded annually and was converted into 134,852,549 CDIs (representing 2,697,050 common shares) on June 30, 2019. The 2018 Warrant expires on May 30, 2023. Crystal Amber is deemed a Related Party of the Company for ASX purposes due to the size of its ownership position. (See Note 10 of the Consolidated Financial Statements for a more complete description of the terms and conditions of the financing).

In 2018, the Company received commitments for two private placements to sophisticated and professional investors in Australia, the United States and the United Kingdom, consisting of U.S. and non-U.S. persons (as defined in Regulation S (“Regulation S”) of the Securities Act of 1933 (the “Securities Act”)) to raise up to approximately $6.61 million (the “2018 Placements”). The first placement (“First Quarter 2018 Placement”) consisted of a total of 406,002,869 fully paid CDIs of the Company (representing 8,120,057 shares of common stock) at an issue price of A$0.035 per CDI. The issue of CDIs under the First Quarter 2018 Placement occurred in two tranches. The first tranche closed on January 22, 2018 (US Eastern time), pursuant to which the Company issued 28,467,063 CDIs (representing 569,341 shares of common stock) resulting in gross proceeds of approximately $781 thousand and related issuance costs of $63 thousand. The closing of the second tranche of the First Quarter 2018 Placement resulted in gross proceeds of $824 thousand and related issuance costs of $39 thousand by the issue of 30,313,556 CDIs (606,271 shares) following stockholder approval granted on February 27, 2018. There were two participants in the First Quarter 2018 Placement second tranche; Crystal Amber, a related party, purchased 27,391,756 CDIs. A Board member of the Company purchased 2,921,800 CDIs.

The second placement (“Autumn 2018 Placement”) consisted of a total of 347,222,250 fully paid CDIs of the Company (representing 6,944,445 shares of common stock) at an issue price of A$0.020 per CDI. The investors in the Autumn 2018 Placement included certain existing investors. The issue of these CDIs occurred in two tranches. The first tranche closed on September 20, 2018 (US Eastern time), pursuant to which the Company issued 150,000,000 CDIs (representing 3,000,000 shares of common stock) resulting in gross proceeds of approximately $2.2 million and related issuance costs of $56 thousand. The closing of the second tranche resulted in gross proceeds of $2.8 million by the issue of 197,222,250 CDIs (representing 3,944,445 shares of common stock) following stockholder approval at the adjourned Special Meeting of Stockholders on October 29, 2018. There were three participants in the second tranche; Crystal Amber, a related party, purchased 168,194,450 CDIs. Existing investors in the United States and Australia also purchased 23,819,450 and 5,208,350 CDIs, respectively. All second tranche CDIs were allotted to investors in November 2018.

In March 2019, the Company completed a Convertible Term Promissory Note (the “March 2019 Note”) and Warrant (the “March 2019 Warrant”) financing with its largest stockholder, Crystal Amber, for a gross amount of $1.0 million. The March 2019 Note accrued interest at 10% per annum compounded annually and was converted on June 30, 2019 into 81,070,003 CDIs (representing 1,621,400 common shares). The March 2019 Warrant will expire on June 30, 2024. Crystal Amber is deemed a Related Party of the Company for ASX purposes due to the size of its ownership position (see Note 10 of the Consolidated Financial Statements for a more complete description of the terms and conditions of the financing).

In May 2019, the Company completed a Convertible Term Promissory Note (the “May 2019 Note”) and Warrant (the “May 2019 Warrant”) financing with its largest stockholder, Crystal Amber, for a gross amount of up to $3.0 million. The May 2019 Note accrued interest at 10% per annum, computed on the daily funded balance until completion of funding on June 28, 2019, when interest began to compound annually at 10% per annum. The May 2019 Note converted on June 30, 2019 into 237,687,411 CDIs (representing 4,753,747 common shares). The May 2019 Warrant will expire on June 30, 2024.  Crystal Amber is deemed a Related Party of the Company for ASX purposes due to the size of its ownership position (see Note 10 of the Consolidated Financial Statements for a more complete description of the terms and conditions of the financing).

During the six months ended June 30, 2019, our cash and cash equivalents balance decreased as a result of funds utilized to support our operations offset by proceeds from financing activities.

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(5,287)	$(3,542)
Investing activities	(5)	—
Financing activities	3,913	3,168
Net increase (decrease) in cash and cash equivalents	$(1,379)	$(374)

Cash Flows From Operating Activities

The primary uses of cash used in operating activities for the six months ended June 30, 2019 were:

•	to fund our net loss of approximately $12.1 million and;
•	a net negative adjustment to cash flow from changes in working capital of approximately $1.1 million resulting primarily from decreases in accounts payable and accrued expenses.

The primary uses of cash used in operating activities for the six months ended June 30, 2018 were:

•	to fund our net loss of approximately $3.4 million and;
•	a net negative adjustment to cash flow from changes in working capital of approximately $322 thousand resulting primarily from decreases in accounts payable and accrued expenses.

Cash Flows From Investing Activities

Cash used in investing activities for the six months ended June 30, 2019 was approximately $5 thousand. No cash was used in investing activities for the six months ended June 30, 2018.

Cash Flows From Financing Activities

Cash provided by financing activities for the six months ended June 30, 2019 totaled approximately $3.9 million and primarily resulted from proceeds received in March 2019 from the March 2019 Note and May and June 2019 from the May 2019 Note payable to a related party.

Cash provided by financing activities for the six months ended June 30, 2018 totaled approximately $3.2 million and primarily resulted from net proceeds received in May 2018 from the 2018 Note payable to a related party and net proceeds from our private placement of CDIs offset by related issuance costs.

Funding Requirements

As of June 30, 2019, the Company’s primary source of liquidity is its cash and cash equivalents balances. The Company continues to evaluate which markets are appropriate to pursue regulatory approvals, continue pursuing reimbursement, market awareness and general market development and selling efforts. The Company continues to restructure its business and costs, establish new priorities, and evaluate strategic options. As a result, if the Company remains in business, it expects to incur significant operating losses for the next several years.

The Company has incurred operating losses since inception and at June 30, 2019 had an accumulated deficit of approximately $279 million, a working capital deficit of approximately $3.8 million, cash used in operating activities of approximately $5.3 million and cash and cash equivalents of approximately $2.5 million. Cash provided by these activities will be used predominantly to prepare for and conduct the Company’s clinical trial, which will result in increased expenses. The Company does not expect its current cash balances will be sufficient to operate beyond the end of September 2019.  The Company will need to raise additional funds through any combination of collaborative arrangements, strategic alliances, and additional equity and debt financings or from other sources. Furthermore, if the Company raises insufficient funds and is required to make payment to Crystal Amber under the 2017 Note on its maturity date of October 1, 2019 the Company will be required either to renegotiate the maturity date of the loan or to potentially cease operations. The Company expects to discuss further extension of the maturity date of the 2017 Note with Crystal Amber, but there can be no assurance that any extension will occur.

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

Interest Rate Sensitivity

Our cash and cash equivalents of approximately $2.5 million at June 30, 2019, consisted of cash and money market funds, all of which will be used for working capital purposes. We do not enter into investments for trading or speculative purposes. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the U.S. and Australia. Because of the short-term nature of our cash and cash equivalents, we do not believe that we have any material exposure to changes in their fair values as a result of changes in interest rates. The continuation of historically low interest rates in the U.S. will limit our earnings on investments held in U.S. dollars.

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

All proceeds from our 2011, 2013, 2014, and 2016 offerings, along with a portion of our 2017 and 2018 offerings, were denominated in Australian dollars and as of June 30, 2019, we held the equivalent of approximately US $5 thousand denominated in Australian dollars and approximately US $1 thousand denominated in euros. Accordingly, we have had and will continue to have exposure to foreign currency exchange rate fluctuations. A change of 10% or more in foreign currency exchange rates of the Australian dollar or the euro would not have a material impact on our financial position and results of operations.

Effects of Inflation

We do not believe that inflation and changing prices over the three and six months ended June 30, 2019 and 2018 had a significant impact on our results of operations.

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

Changes in Internal Control

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial and accounting officer, conducted an evaluation of the internal control over financial reporting and concluded that there have not been any changes during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities:

Other than as previously disclosed on our Current Reports on Form 8-K filed with the SEC, we did not issue any unregistered equity securities during the three months ended June 30, 2019.

Item 6. Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

EXHIBIT INDEX

Exhibit No:	Description

10.1*	Third Amendment to Note Purchase Agreement, dated June 15, 2017, between GI Dynamics, Inc. and Crystal Amber Fund Limited, as purchaser, dated April 30, 2019.

10.2*	Third Amendment to Senior Secured Convertible Promissory Note, dated June 15, 2017, between GI Dynamics, Inc. and Crystal Amber Fund Limited, dated April 30, 2019.

10.3*	Note and Warrant Purchase Agreement, dated May 8, 2019, between GI Dynamics, Inc. and Crystal Amber Fund Limited, as purchaser.

10.4*	Senior Unsecured Convertible Promissory Note, dated May 8, 2019, between GI Dynamics, Inc. and Crystal Amber Fund Limited.

10.5*	Warrant to Purchase 78,984,823 CHESS Depositary Interests of GI Dynamics, Inc., dated June 30, 2019, between GI Dynamics, Inc. and Crystal Amber Fund Limited.

10.6*	Warrant to Purchase up to 236,220,472 CHESS Depositary Interests of GI Dynamics, Inc., dated June 30, 2019, between GI Dynamics, Inc. and Crystal Amber Fund Limited.

10.7*	Fourth Amendment to Note Purchase Agreement, dated June 15, 2017, between GI Dynamics, Inc. and Crystal Amber Fund Limited, as purchaser, dated June 30, 2019.

10.8*	Fourth Amendment to Senior Secured Convertible Promissory Note, dated June 15, 2017, by and between GI Dynamics, Inc. and Crystal Amber Fund Limited, dated June 30, 2019.

31.1*	Certification of principal executive officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.

31.2*	Certification of principal financial officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.

32.1‡	Certification of principal executive officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2‡	Certification of principal financial officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Database

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
‡	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GI Dynamics, Inc.

Date: August 14, 2019	By:	/s/ SCOTT W. SCHORER
Scott W. Schorer
President and Chief Executive Officer
(principal executive officer)

Date: August 14, 2019	By:	/s/ CHARLES R. CARTER
Charles R. Carter Chief Financial Officer, Secretary
(principal financial and accounting officer)