Form 10-K/A
period 2019-12-31
GI DYNAMICS, INC.
filed 2020-04-29
CIK 1245791

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

(781) 357-3300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.01 par value per share

Title of each class	Trading symbol(s)	Name of each non U.S. exchange on which registered
Common Stock, par value $0.01	GID.ASX	Australia Securities Exchange

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

GI Dynamics, Inc. (the “Company”) is filing this Amendment No. 1 to Annual Report on Form 10-K/A (the “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 27, 2020 (the “Original Form 10-K”). The purpose of this Amendment is to amend Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below and the reference on the cover page of the Original Form 10-K to the incorporation by reference of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the Original Form 10-K. This Amendment does not reflect events occurring after the filing of the original report (i.e., those events occurring after March 27, 2020) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment and the Original Form 10-K (together, the “Annual Report”) contain forward-looking statements as defined in Section 27A of the United States Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Throughout the Annual Report, all references to the “Company” or “GI Dynamics,” unless where the context requires otherwise, refers to the consolidated entity of GI Dynamics, Inc. These forward-looking statements concern the Company’s business, operations, financial performance and condition as well as plans, objectives and expectations for the Company’s business, operations and financial performance and condition. Any statements contained in the Annual Report that are not of historical facts may be deemed to be forward-looking statements. The forward-looking statements are contained principally in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, but are not limited to, statements about the Company’s:

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

These forward-looking statements are based on current expectations, estimates, forecasts and projections about the Company’s business and the industry in which it operates and management’s beliefs and assumptions. These forward-looking statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond the Company’s control. As a result, any or all forward-looking statements in the Annual Report may later become inaccurate. The Company may not actually achieve the plans, intentions or expectations disclosed in any forward-looking statements, and actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements made by the Company. The Company has included important factors in the cautionary statements included in the Annual Report, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements made.

You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. You should read the Annual Report and the documents that the Company has filed as exhibits to the Annual Report completely and with the understanding that actual future results may be materially different from what the Company expects. These forward-looking statements speak only as at the date of the Annual Report. Unless required by law, the Company does not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks described in the reports the Company will file from time to time with the SEC after the date of the Annual Report.

i

ii

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

Directors of the Registrant

The following is certain information as of March 2, 2020 regarding each of the Company’s directors:

Name	Age	Position
Daniel J. Moore (3)	58	Non-executive Chairman of the Board
Timothy J. Barberich (1)(2)	72	Non-executive Director
Juliet Thompson (1)	53	Non-executive Director
Oern R. Stuge, M.D. (2)(3)	65	Non-executive Director
Praveen Tyle, Ph.D.	59	Non-executive Director

1.	Member of the audit committee.
2.	Member of compensation committee.
3.	Member of nominating and corporate governance committee.

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

Mr. Moore currently serves as the chairman of LivaNova PLC (the company resulting from the merger of Sorin S.p.A. and Cyberonics, Inc.), chairman of ViewRay, a member of the board of directors for the Epilepsy Foundation of America, and as a member of the boards or advisory boards for BioHouston, Inc. and the Weldon School of Biomedical Engineering at Purdue University. Past board positions include Brainscope, Smiling Kids, Inc., the Epilepsy Foundation of Texas (past-Chair), the Epilepsy Foundation of Texas — Houston (past-President), the Medical Device Manufacturers Association (past-Chair), Cyberonics, Inc., Topera, Inc. (acquired by Abbott) and TriVascular Technologies, Inc. (acquired by Endologix).

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

Director Independence

As of March 2, 2020, our board of directors consists of five (5) members: Timothy J. Barberich; Daniel J. Moore; Oern R. Stuge, M.D., Juliet Thompson and Praveen Tyle. Our board of directors has determined that all directors are “independent.” We consider that a director is an “independent” director where that director is free from any business or other relationship that could materially interfere, or be perceived to interfere with, the independent exercise of the director’s judgment. We have assessed the independence of our directors regarding the requirements for independence that are set out in Principle 2 of the ASX Corporate Governance Principles. We have also assessed the independence of our directors with respect to the definition of independence prescribed by Nasdaq. There are no family relationships among our officers and directors, nor are there any arrangements or understandings between any of our directors or officers or any other person pursuant to which any officer or director was, or is, to be selected as an officer or director.

Committees of the Board of Directors and Meetings

As of March 2, 2020, the board of directors has the following three standing committees to facilitate and assist the board in fulfilling its responsibilities: (1) an audit committee, (2) a compensation committee and (3) a nominating and corporate governance committee. The board may also establish other committees from time to time to assist in the discharge of its responsibilities.

Meeting Attendance. During the fiscal year ended December 31, 2019 there were eleven (11) meetings of our board of directors, and the various committees of the board met a total of eighteen (18) times. All directors attended 100% of the total number of meetings of the board and of committees of the board on which he or she served during their Board term during fiscal 2019. We encourage all our directors to participate in each annual meeting of stockholders. Two of our directors attended our 2019 annual meeting of stockholders.

Audit Committee. Our audit committee met four (4) times during fiscal 2019. This committee had two (2) members, Juliet Thompson (chair) and Timothy J. Barberich in 2019. All members of the Audit Committee satisfy the current independence standards promulgated by the Securities and Exchange Commission (“SEC”); and by The Nasdaq Stock Market, as such standards apply specifically to members of audit committees. Our board of directors has determined that Juliet Thompson is an “audit committee financial expert,” as the SEC has defined that term. Our audit committee’s role and responsibilities are set forth in the audit committee’s written charter, a copy of which is publicly available on our website at www.gidynamics.com. The audit committee, among other things, oversees our corporate accounting and financial reporting, including auditing of our financial statements, reviewing the performance of our internal audit function and the qualifications, independence, performance and terms of engagement of our external auditor.

Compensation Committee. Our compensation committee met two (2) times during fiscal 2019. This committee had two (2) members, Timothy J. Barberich (chair) and Dr. Oern Stuge in 2019. All members of the compensation committee qualify as independent under the current definition promulgated by The Nasdaq Stock Market. All members of the compensation committee qualify as independent under the current definition promulgated by the ASX. Our compensation committee’s role and responsibilities are set forth in the compensation committee’s written charter, a copy of which is publicly available on our website at www.gidynamics.com. The compensation committee, among other things, establishes, amends, reviews and approves the compensation and benefit plans with respect to our senior management and employees including determining individual elements of total compensation of our chief executive officer and other members of senior management. The compensation committee is also responsible for reviewing the performance of our executive officers with respect to these elements of compensation.

Nominating and Corporate Governance Committee. Our nominating and corporate governance committee met one (1) time during fiscal 2019 and has two (2) members, Daniel Moore (chair) and, Oern R. Stuge. All members of the nominating and corporate governance committee qualify as independent under the current definition promulgated by The Nasdaq Stock Market. All members of the nominating and corporate governance committee qualify as independent under the current definition promulgated by the ASX. The nominating and corporate governance committee’s role and responsibilities are set forth in the nominating and corporate governance committee’s written charter, a copy of which is publicly available on our website at www.gidynamics.com. The nominating and corporate governance committee, among other things, recommends the director nominees for each annual meeting and ensures that the audit, compensation and nominating and corporate governance committees of the board have the benefit of qualified and experienced independent directors.

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

The nominating and corporate governance committee will review a reasonable number of candidates for director recommended by a single stockholder who has held over 5% of our common stock for over one year and who satisfies the notice, information and consent provisions set forth in our bylaws. Candidates so recommended will be reviewed using the same process and standards for reviewing board recommended candidates. If a stockholder wishes to nominate a candidate for director, it must follow the procedures described in our bylaws and in “Stockholder Proposals for 2020 Annual Meeting” at the end of our most recent proxy statement.

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

Stockholder Communications to the Board

Communications to directors must be in writing and sent in care of the Company’s corporate secretary to GI Dynamics, Inc., 320 Congress Street, Boston, Massachusetts 02210, U.S.A., Attention: Corporate Secretary or delivered via e-mail to corporatesecretary@gidynamics.com. The name(s) of any specific intended board recipient(s) should be noted in the communication.

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

Compensation Committee Interlocks and Insider Participation

The compensation committee consisted of two (2) non-executive directors: Timothy J. Barberich (chair) and Dr. Oern Stuge in 2019 and until March 30, 2020, when Timothy J. Barberich resigned as a non-executive director and compensation committee chair and Praveen Tyle was appointed to the compensation committee as chair. No member of the compensation committee is, or was formerly, one of our executive officers or employees. No interlocking relationship exists between the board of directors or compensation committee and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Executive Officers

The following is certain information as of March 2, 2020 regarding our executive officers who are not also directors.

Name	Age	Position
Scott Schorer	51	President and Chief Executive Officer
Charles Carter	53	Chief Financial Officer
Stephen Linhares	63	Vice President of Clinical and Regulatory Affairs

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

Charles Carter – Chief Financial Officer

Charles Carter has served as our chief financial officer since December 2018. Mr. Carter brings over 15 years of experience as a finance executive in the medical industry, having worked with a wide variety of life sciences, therapeutics, and medical device companies. Mr. Carter was previously a consulting finance executive with Danforth Advisors, LLC from February 2018 until September 2091 and from 2012 to 2015, and served as a consulting senior finance executive for Marina Biotech (NASDAQ: MRNA), Interleukin Genetics (NASDAQ: ILGN) and numerous private life science companies. From 2015 to February 2018, Mr. Carter was CFO of The Guild for Human Services, a not-for-profit community-based residential school and program for special needs students and adults. Before joining Danforth and the Guild, Mr. Carter held positions as CFO for Aeris Therapeutics, Inc., and Intelligent Medical Devices, Inc. and served various other companies as an independent consultant. From 2003 to 2005, Mr. Carter was Vice President of Finance for Adnexus Therapeutics, Inc., and from 2001 to 2003, he was Senior Director, Financial Planning and Analysis for Transkaryotic Therapies, Inc./Shire, PLC. (NASDAQ: TKT; NASDAQ: SHPG). Prior to TKT, Mr. Carter was a partner with Mercer Management Consulting, Inc. Mr. Carter holds an M.B.A. and an M.S. in Molecular Genetics from the University of Chicago and a B.A. in Biology from Colgate University.

Stephen Linhares – Vice President of Clinical and Regulatory Affairs

Stephen Linhares has served as our vice president of clinical and regulatory affairs since January of 2019. Before joining GI Dynamics, Mr. Linhares was consulting with start-up companies helping them with clinical, quality and regulatory affairs, establishing systems and compiling regulatory submissions. He was Vice President of Clinical, Regulatory and Quality at Neograft Technologies, Inc., a cardiac device company, from October of 2010 to June of 2017 where he build the quality, clinical and regulatory departments and developed and implemented regulatory and clinical strategies. From 2008 to 2010, Mr. Linhares was the director of Clinical, Regulatory and Quality at Insulet Corporation, an insulin pump manufacturer, where he worked to obtain the CE Mark for the Omnipod and other FDA and international approvals. Prior to that Mr. Linhares held various executive positions at Boston Scientific, and Phase Forward. Prior to that Mr. Linhares was the Vice President of R&D and Clinical Affairs at PLC Medical Systems, manufacturer of state-of-the-art medical lasers, where he was responsible for multiple FDA and International submissions and approvals, he held various positions at PLC Medical from 1983 to 1999. Mr. Linhares earned a Bachelor of Science Degree in Physics from Bridgewater State University.

The Company has employment agreements in place with Scott Schorer and Charles Carter. Stephen Linhares is an at-will employee.

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

Our share capital was as follows:

Type of Security	Number of Securities	Equivalent in CDIs
Common Stock	73,631	3,681,550
CDIs	36,524,665	1,826,233,250
Total		1,829,914,800

Stock Options[1]	3,186,154	159,307,700
Restricted stock units[1]	250,000	12,500,000
Warrants	4,625,425	231,271,250
Total		2,232,993,750

1.	As of March 12, 2020, an additional 574,866 shares of common stock (equivalent to 28,743,300 CDIs) were available for grant under the Company’s 2011 Employee, Director and Consultant Equity Incentive Plan.

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

Distribution of Equity Security Holders

On March 12, 2020, a total of 36,598,291 shares of common stock were on issue, 36,524,665 of which were held as CDIs (being 1,826,233,250 CDIs in total). The table below presents the number of shares of common stock and the number of CDIs on issue, as well as the number of stock options, restricted stock units and warrants on issue by size of holding as of March 12, 2020:

	Common Stock (unlisted)		CDIs		Stock Options (unlisted)		Restricted Stock Units (unlisted)		Warrants (unlisted)
	Number	Number	Number	Number	Number	Number	Number	Number	Number	Number
	of	of	of	of	of	of	of	of	of	of
	Holders	Shares	Holders	Shares	Holders	Shares	Holders	Shares	Holders	Shares
1 – 1,000	—	—	127	43,522	2	616	—	—	—	—
1,001 – 5,000	1	28	205	566,427	1	5,000	—	—	—	—
5,001 – 10,000	1	105	109	925,189	3	30,000	—	—	—	—
10,001 – 100,000	9	8,526	242	9,681,727	18	715,167	—	—	1	28,532
100,001 – and over	7	64,972	142	1,815,016,385	3	2,435,371	1	250,000	1	4,596,893

Total	18	73,631	825	1,826,233,250	27	3,186,154	1	250,000	2	4,625,425

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
		1,829,914,800

Stock Options (not listed on ASX)

As of March 12, 2020, there are 3,186,154 stock options on issue to purchase shares of common stock under the 2011 Employee, Director and Consultant Equity Incentive Plan and the 2003 Omnibus Stock Plan with varying exercise prices. These stock options are held by 27 individuals.

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

Holders of restricted stock units, issued but unexercised stock options and warrants are not entitled to vote.

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

The Company’s policy is to ensure its external auditor attends the annual general meeting of stockholders, in person, to have an opportunity to make a statement, if desired, and to respond to appropriate questions from security holders regarding the audit. The Company’s auditor for the year ended December 31, 2018 was Moody, Famiglietti & Andronico, LLP (“MFA”). MFA attended the 2019 annual general meeting with respect to the financial year ended December 31, 2018. The Company’s auditor for the year ended December 31, 2019 is Wolf & Company, P.C. (“Wolf”) and Wolf intends to be present at the 2020 Annual Meeting of Stockholders.

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

The Company has adopted a non-executive director compensation policy pursuant to which non-executive directors are compensated for their services to the Board which includes annual cash fees for serving as a member or the chair of the Board and for serving as a member or the chair of the Board committees. In addition, the policy provides that non-executive directors may receive grants of a fixed number of stock options upon their joining the Board and annual grants (which commenced in 2014) of a fixed number of stock options and restricted stock units, in each case subject to the terms of the non-executive director compensation policy as well as the approval of stockholders. Juliet Thompson was granted 30,000 non-qualified stock options on August 22, 2017, and approval was obtained at the Company’s May 2018 annual general meeting. Following receipt of stockholder approval in December 2019, each of the four current Non-Executive Directors were granted non-qualified stock options conferring the right to purchase up to 30,000 common shares of the Company for $1.34 per share any time within the period starting October 29, 2020 and ending December 16, 2029.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table shows the total compensation paid during the fiscal years ended December 31, 2019 and December 31, 2018 to (1) our current president and chief executive officer, and (2) our next most highly compensated executive officers who earned more than $100,000 during the fiscal year ended December 31, 2019 and were serving as executive officers as of such date.

Name and Principal Position		Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Scott W. Schorer	(4)	2019	$414,699	$-	$-	$1,309,890	$200,000	$-	$-	$1,924,589
President and Chief Executive Officer		2018	$400,000	$-	$-	$306,000	$160,000	$-	$-	$866,000

Charles Carter	(5)	2019	$100,000	$-	$-	$431,453	$-	$-	$-	$531,453
Chief Financial Officer and Secretary		2018	$-	$-	$-	$-	$-	$-	$29,373	$29,373

Stephen Linares	(6)	2019	$228,258	$-	$-	$105,600	$-	$-	$-	$333,858
Vice President of Clinical and Regulatory Affairs		2018	$-	$-	$-	$-	$-	$-	$-	$-

1)	The amounts in the “Stock Awards” column do not reflect compensation actually received by our executive officers. Rather, these amounts represent the aggregate grant date fair value of all service based RSUs and the target value of the performance based RSUs granted during each fiscal year computed in accordance with FASB ASC Topic 718, Compensation – Stock Compensation, excluding the impact of estimated forfeitures. The aggregate fair value of these stock awards is determined using the market value of our common stock which is derived from the market value of our CDIs on the ASX, converted to a USD equivalent and adjusting for the ratio of 1 share of common stock per 50 CDIs and using the exchange rate as published by the Reserve Bank of Australia in effect on the date of grant, multiplied by the aggregate number of restricted stock units granted. A discussion of the assumptions used in calculating the grant date fair value may be found in “Note 14 – Share Based Compensation” in the notes to our Financial Statements included in our Annual Report on Form 10-K.

2)	The amounts in the “Option Awards” column represent the aggregate grant date fair value for option awards awarded during fiscal years 2019 and 2018 computed in accordance with the provisions of FASB ASC Topic 718, excluding the impact of estimated forfeitures related to service-based vesting conditions. A discussion of the assumptions used in determining grant date fair value may be found in “Note 14 – Share Based Compensation” in the notes to our Financial Statements included in our Annual Report on Form 10-K.

3)	Payments listed in the “Non-Equity Incentive Plan Compensation” column reflect discretionary performance-based awards made by our board for the named executive officers.

4)	In September 2019, Mr. Schorer’s offer letter agreement was revised to include a new base salary of $450,000 and a grant of 1,169,545 stock options.

5)	Mr. Carter was hired as our Chief Financial Officer in September 2019 at an annual base salary of $300,000 per year. In connection with Mr. Carter’s appointment, he was granted 385,226 stock options.

6)	Mr. Linhares was hired as our Vice President of Clinical and Regulatory Affairs in January 2019 at an annual base salary of $230,000 per year. In connection with Mr. Linhares’s appointment, he was granted 160,000 stock options. In January 2020, Mr. Linhares’s annual base salary increased to $250,000, retroactive to September 2019.

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

Scott Schorer

In March 2016, we entered into an executive employment agreement with Mr. Schorer to serve as our president and chief executive officer. We amended Mr. Schorer’s employment agreement in January 2017. Mr. Schorer’s agreement provided for, among other things: (i) an initial annual base salary of $400 thousand, subject to review by the board, (ii) eligibility to receive an annual bonus at a target amount of 30% of his base salary if approved in the sole discretion of our board, which bonus, if any, shall be paid within 45 days after the end of the fiscal year to which it relates. The most recent adjustment effective January 2017 increased Mr. Schorer’s potential annual bonus to 40% of his base salary. We further amended Mr. Schorer’s employment agreement in September 2019. Mr. Schorer’s agreement provided for, among other things: (i) an initial annual base salary of $450 thousand, subject to review by the board, (ii) eligibility to receive an annual bonus at a target amount of 50% of his base salary if approved in the sole discretion of our board, which bonus, if any, shall be paid within 45 days after the end of the fiscal year to which it relates.

Under the terms of the employment agreement, upon his Commencement Date, Mr. Schorer was granted 250,000 stock options. The stock options are exercisable at a price equal to the closing price on the Commencement Date and will vest as to 25% of the shares on the first anniversary of the Commencement Date, and equally over each successive quarter thereafter for three years, provided that he remains employed by the Company on the vesting dates. Upon the Commencement Date, the Company also granted Mr. Schorer PSUs equal to 250,000 shares of the Company’s common stock. The shares underlying these PSUs will be issued to Mr. Schorer according to certain performance targets as detailed in the Employment Agreement. One quarter of the PSUs will lapse if they have not vested by June 30, 2019, an additional one quarter of the PSUs will lapse if they have not vested by June 30, 2020, and the remainder of the PSUs will lapse if they have not vested by January 30, 2021. None of the shares underlying these PSUs have been issued as of May 19, 2019. Under the terms of the September 2019 amended employment agreement, Mr. Schorer was granted 1,169,545 stock options under similar terms as the agreement made upon his Commencement Date.

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

In addition, if a Change of Control (as defined in the employment agreement) takes place, upon the consummation of such Change of Control, 100% of Mr. Schorer’s unvested stock options and PSUs shall vest and become immediately exercisable.

Charles Carter

In September 2019, the Company entered into an executive employment agreement with Mr. Carter to serve as our chief financial officer. Mr. Carter’s agreement provided for, among other things: an initial annual base salary of $300,000, subject to review by the board, (ii) eligibility to receive an annual bonus at a target amount of 35% of his base salary if approved in the sole discretion of our board, which bonus, if any, shall be paid within 45 days after the end of the fiscal year to which it relates. Under the terms of the employment agreement, upon his Commencement Date, Mr. Carter was awarded 385,226 stock options. The stock options are exercisable at a price equal to the closing price on the Commencement Date and will vest as to 25% of the shares on the first anniversary of the Commencement Date, and equally over each successive quarter thereafter for three years, provided that he remains employed by the Company on the vesting dates.

The employment agreement provides that if Mr. Carter’s employment with the Company is terminated by the Company without Cause (as defined in the employment agreement) or by Mr. Carter for Good Reason (as defined in the employment agreement), subject to his execution of a release of claims agreement acceptable to the Company, he will be entitled to continuation of salary for up to 6 months, and payment of health insurance premiums necessary to continue health insurance coverage under COBRA for up to 6 months.

Stephen Linhares

In January 2019, the Company hired Mr. Linhares to serve as its vice president of clinical and regulatory affairs. Mr. Linhares’s offer letter provided for, among other things: an initial annual base salary of $230,000, subject to review by the board, (ii) eligibility to receive an annual bonus at a target amount of 30% of his base salary if approved in the sole discretion of our board, which bonus, if any, shall be paid within 45 days after the end of the fiscal year to which it relates. Under the terms of the offer letter, upon his Commencement Date, Mr. Linhares was awarded 160,000 stock options. The stock options are exercisable at a price equal to the closing price on the Commencement Date and will vest as to 25% of the shares on the first anniversary of the Commencement Date, and equally over each successive quarter thereafter for three years, provided that he remains employed by the Company on the vesting dates. On January 1, 2020, Mr. Linhares’s base salary was increased to $250,000, retroactive to September 1, 2019.

Outstanding Equity Awards at 2019 Fiscal Year-End

The following table shows all outstanding equity awards for the named executive officers in the Summary Compensation Table as of December 31, 2019.

			Option Awards				Stock Awards
Name			Number of Securities Underlying Unexercised Stock Options (#) Exercisable	Number of Securities Underlying Unexercised Stock Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($ )

Scott W. Schorer	(1)	2019	—	1,169,545	$1.12	9/16/2029	—	$-
President and Chief Executive Officer		2018	75,000	225,000	$0.72	11/15/2028	—	$-
		2017	117,282	53,318	$0.78	1/12/2027	—	$-
		2016	234,375	265,625	$0.80	3/26/2026	—	$-

Charles Carter	(2)	2019	—	385,226	$1.12	9/16/2029	—	$-
Chief Financial Officer		2018	—	—	$-	—	—	$-

Stephen Linhares	(3)	2019	—	160,000	$0.66	1/3/2029	—	$-
Vice President of Clinical and Regulatory Affairs		2018	—	—	$-	—	—	$-

(1)	The option and stock awards shown for Mr. Schorer were issued consistent with the terms of his Employment Agreement. The stock options granted in 2016 vest as to 25% of the shares on the first anniversary of the grant date, and equally over each successive quarter thereafter for three years, provided that he remains employed by the Company on the vesting dates. The stock options granted in 2017 will vest quarterly over four years, provided that he remains employed by the Company on the vesting dates. The stock options granted in 2018 will vest quarterly over four years, provided that he remains employed by the Company on the vesting dates. The stock options granted in 2019 will vest quarterly over four years, provided that he remains employed by the Company on the vesting dates.

(2)	The stock options shown for Mr. Carter were issued consistent with the terms of his Employment Agreement. The stock options granted in 2019 will vest quarterly over four years, provided that he remains employed by the Company on the vesting dates. In 2018, Mr. Carter was a consultant and was not issued stock options or other stock awards.

(3)	The stock options shown for Mr. Linhares were issued consistent with the terms of his offer letter. The stock options granted in 2019 will vest quarterly over four years, provided that he remains employed by the Company on the vesting dates. In 2018, Mr. Linhares was not with the Company.

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

Scott Schorer. Severance amounts for termination without cause or a resignation for good reason for Mr. Schorer include: (A) continuation of salary for up to twelve months and (B) payment of health insurance premiums necessary to continue health insurance coverage under COBRA for up to twelve months. In addition, Mr. Schorer may also be entitled to a pro-rate portion of the performance bonus then in effect. Mr. Schorer’s employment agreement also provides that 100% of any unvested stock options and performance stock units will immediately vest and become exercisable as of the consummation of a change in control in the Company.

Charles Carter. Severance amounts for termination without cause or a resignation for good reason for Mr. Carter include: (A) continuation of salary for up to six months and (B) payment of health insurance premiums necessary to continue health insurance coverage under COBRA for up to six months. In addition, Mr. Carter may also be entitled to a pro-rate portion of the performance bonus then in effect. Mr. Carter’s employment agreement also provides that 100% of any unvested stock options and performance stock units will immediately vest and become exercisable as of the consummation of a change in control in the Company.

Stephen Linhares. Mr. Linhares is an at-will employee and has no severance terms defined in his offer letter. Severance payments are determined by the Company on a case-by-case basis and not guaranteed.

We believe that our named executive officers’ and our current chief executive officer’s severance packages are in line with severance packages offered to executive officers of similar rank at companies of similar size to us in our industry.

Director Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2019 to each of our non-employee directors who received compensation for their service as directors.

Mr. Praveen Tyle was elected to serve as a non-employee director on February 28, 2020 and, therefore, did not receive any compensation during the fiscal year ended December 31, 2019.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Daniel J. Moore	$76,000	$40,200	$-	$-	$-	$116,200
Timothy J. Barberich	$63,000	$40,200	$-	$-	$-	$103,200
Oern R. Stuge, M.D.	$57,000	$40,200	$-	$-	$-	$97,200
Juliet Thompson	$65,000	$40,200	$-	$-	$-	$105,200

Option awards were granted to all directors in fiscal 2019.

In August 2011, our board adopted a non-executive director compensation policy, which was amended in May 2014 and further amended in January 2017, pursuant to which the non-executive directors will be compensated for their service on our board including as members of the various committees of our board. The number of directors on our board is determined from time to time by our board, up to a maximum of ten directors. The material terms of the policy are as follows:

●	each non-executive director will receive an annual fee of $50,000 payable for the director’s service during the year;

●	the chairman of our board will receive an additional annual fee of $25,000 payable for that director’s service during the year;

●	each non-executive director who serves as either a member or chair of certain committees of our board will receive an additional annual fee for their work on such committee as either a member or chair as follows:

●	audit committee: chair ($15,000) and member ($3,000);

●	compensation committee: chair ($10,000) and member ($2,000); and

●	nominating and corporate governance committee: chair ($5,000) and member ($1,000).

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

In January 2014, at the recommendation of our compensation consultant, the board amended our non-executive director compensation policy to reflect that beginning in 2014, each non-executive director shall be granted a non-qualified stock option to purchase 1,000 shares of our common stock and a restricted stock unit for 1,000 shares of our common stock under the 2011 Stock Plan each year. Each such award shall vest in full on the first anniversary of the grant date, each subject to the non-executive director’s continued service on our board. On March 21, 2016, the board of directors waived the 2016 annual grant of stock options to purchase 1,000 shares of our common stock and a restricted stock unit for 1,000 shares of our common stock under our 2011 Stock Plan to each of our non-executive directors under our current non-executive director compensation policy.

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

In December 2019, each non-executive director was granted a non-qualified stock option to purchase 30,000 shares of our common stock under the 2011 Stock Plan each year. Each such award shall vest in full on the first anniversary of the grant date, each subject to the non-executive director’s continued service on our board.

Securities Authorized for Issuance Under Equity Compensation Plans

As a result of our listing on the ASX, all equity grants to directors are subject to stockholder approval under the ASX Listing Rules.

Unless otherwise specified by our board or the compensation committee at the time of grant, all stock options granted under this policy shall (i) have an exercise price equal to the fair market value of the Company’s common stock as determined pursuant to the 2011 Stock Plan on the date of grant and (ii) such stock options shall become exercisable in full immediately prior to a change of control of the Company. Our non-executive directors in Australia will also be subject to a six-month restriction on selling any of our common stock or CDIs following the exercise of their stock options.

The table below sets forth information with regard to shares authorized for issuance under our equity compensation plans as of December 31, 2019. As of December 31, 2019, we had two active equity compensation plans, each of which was approved by our stockholders:

●	Our 2003 Omnibus Stock Plan; and

●	Our 2011 Employee, Director and Consultant Equity Incentive Plan.

Plan Category	Number of shares to be issued upon exercise of outstanding options or vesting of restricted stock units	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	3,346,154	$1.36	134,866
Equity compensation plans not approved by security holders	—		—
Total	3,346,154	$1.36	134,866

1)	Our 2011 Employee, Director and Consultant Equity Incentive Plan allows for an annual increase in the number of shares available for issue commencing on the first day of each fiscal year during the period beginning in fiscal year 2012 and ending in fiscal year 2020. The annual increase in the number of shares shall be equal to the lowest of: (i) 500,000 shares; (ii) 4% of the number of common shares outstanding as of such date; and (iii) an amount determined by our board of directors or our compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 9, 2020, information regarding beneficial ownership of our common stock, and common stock held as CDIs, by the following:

●	each person, or group of affiliated persons, who is known by us to beneficially own 5% or more of any class of our voting securities;

●	each of our directors;

●	each of our named executive officers; an

●	all current directors and executive officers as a group.

Beneficial ownership is determined according to the rules of the SEC. Beneficial ownership generally includes voting or investment power of a security and includes shares underlying stock options that are currently exercisable or exercisable within 60 days of March 9, 2020. This table is based on information supplied by officers, directors and principal stockholders. Except as otherwise indicated, we believe that the beneficial owners of the CDIs and common stock listed below, based on the information each of them has given to us, have sole investment and voting power with respect to their shares, except where community property laws may apply.

Percentage of ownership is based on 36,598,296 shares of outstanding common stock, or common stock equivalent CDIs, outstanding on March 9, 2020. Unless otherwise indicated, we deem shares subject to stock options that are exercisable within 60 days of March 9, 2020, to be outstanding and beneficially owned by the person holding the stock options for the purpose of computing percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the ownership percentage of any other person.

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

Unless otherwise indicated in the table, the address of each of the individuals named below is: c/o GI Dynamics, Inc., 320 Congress Street, Boston, MA 02210, U.S.A.

Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percentage of Common Stock
5% Shareholders
Crystal Amber Fund Limited(1)	31,350,079	78.9%
Richard Cashin(2)	3,987,294	10.9%

Directors and Executive Officers
Daniel J. Moore(3)	6,500	*
Timothy J. Barberich(4)	76,074	*
Oern Stuge(5)	30,000	*
Juliet Thompson(6)	24,993	*
Praveen Tyle, Ph.D.(7)	0	*
Scott W. Schorer(8)	721,694	*
Charles Carter(7)	0	*
All directors and executive officers as a group (7 persons)	859,261	*

*	Indicates less than 1%

(1)

Based upon our corporate records and upon the information provided by Crystal Amber Fund Limited, (“CAFL”), in a Notice of Change of Interests of Substantial Holder (Form 604) filed with the ASX on 3 February 2020, reporting as of 3 February 2020. The address for CAFL is P.O. Box 286, Floor 2, Trafalgar Court, Les Banques, St Peter Port, Guernsey GY14LY U.K.

Includes 4,596,893 shares of common stock underlying warrants to purchase CDIs immediately exercisable as of 6 March 2020. Excludes shares that may be issued in the future upon the conversion of the 2017 Note (as defined below) or August 2019 Note (as defined below).

(2)	Based on our corporate records. The address for Mr. Cashin is c/o One Equity Partners, 510 Madison Avenue, 19th Floor, New York, NY 10022.

(3)	Includes 1,000 shares and 5,500 shares subject to stock options exercisable within 60 days of March 9, 2020.

(4)	Includes 62,074 shares and 14,000 shares subject to stock options exercisable within 60 days of March 9, 2020.

(5)	Includes 30,000 shares subject to stock options exercisable within 60 days of March 9, 2020.

(6)	Includes 24,993 shares subject to stock options exercisable within 60 days of March 9, 2020.

(7)	Includes 0 shares subject to stock options exercisable within 60 days of March 9, 2020.

(8)	Includes 471,694 shares subject to stock options exercisable within 60 days of March 9, 2020 and granted and outstanding performance stock units totaling 250,000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

There are no existing agreements or arrangements and there are no currently proposed transactions in which the Company was, or is to be, a participant, in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years and in which any current director, executive officer, beneficial owner of more than 5% of our common stock, or entities affiliated with them, had or will have a material interest since January 1, 2018, except that

(i)	in June 2017, the Company issued a convertible term promissory note (the “2017 Note”) in the aggregate principal amount of $5.0 million to Crystal Amber Fund Limited, our largest shareholder, which note accrues interest at 5% per annum compounded annually, is secured by substantially all of our personal property, initially matured on December 31, 2018, and contains certain provisions for conversion during the term of the note. In January 2019, the Company paid Crustal Amber approximately $394,000 representing the unpaid interest accrued through December 31, 2018 in exchange for extending the maturity date of the 2017 Note. Subsequently, the maturity date of the 2017 Note has been extended without cash payment multiple times, most recently to May 1, 2020. As of December 31, 2019, unpaid interest of $250 thousand had accrued on the 2017 Note, and

(ii)	in January 2018, the Company entered into an agreement to offer and sell an aggregate of 27,391,756 CDIs (equivalent to 547,835 shares of common stock) at an issue price of A$0.035 per CDI to Crystal Amber Fund Limited in a private placement, which offer and sale was consummated in March 2018, and

(iii)	in May 2018, we issued a convertible term promissory note in the aggregate principal amount of $1.75 million to Crystal Amber Fund Limited, our largest shareholder, which note accrued interest at 10% per annum compounded annually, matured on the fifth anniversary of the issuance date, and contained certain provisions for conversion during the term of the note. On June 30, 2019, the $1.75 million of principal and approximately $192 thousand of accrued interest was converted into 134,852,549 CDIs, and

(iv)	in May 2018, we issued a warrant to Crystal Amber Fund Limited, our largest shareholder, to purchase up to 97,222,200 CDIs prior to expiration on the fifth anniversary of issuance for an initial exercise price of $0.014 per CDI, subject to subsequent anti-dilution price adjustments. The 2018 Warrant was exercised in full for approximately $1.4 million on August 26, 2019, and

(v)	in March 2019, we issued a convertible term promissory note in the aggregate principal amount of $1.0 million to Crystal Amber Fund Limited, our largest shareholder, which note accrued interest at 10% per annum compounded annually, matured on the fifth anniversary of the issuance date, and contingent on obtaining shareholder approval, which was granted June 30, 2019, contained certain provisions for conversion during the term of the note. On June 30, 2019, the $1.0 million of principal and approximately $30 thousand of accrued interest was converted into 81,070,003 CDIs, and

(vi)	in March 2019, we issued a warrant to Crystal Amber Fund Limited, our largest shareholder, to purchase up to 78,984,823 CDIs prior to expiration on the fifth anniversary of issuance for an initial exercise price of $0.0127 per CDI, subject to subsequent anti-dilution price adjustments. Under the March 2019 Warrant, Crystal Amber purchased 47,244,119 CDIs for approximately $600 thousand on August 26, 2019 and the remaining 31,740,704 CDIs were purchased for approximately $400 thousand on October 4, 2019, and

(vii)	in May 2019, we issued a convertible term promissory note in the aggregate principal amount of $3.0 million to Crystal Amber Fund Limited, our largest shareholder, which note accrued interest at 10% per annum compounded annually, matured on the fifth anniversary of the issuance date, and contingent on obtaining shareholder approval, which was granted June 30, 2019, contained certain provisions for conversion during the term of the note. On June 30, 2019, the $3.0 million of principal approximately $19 thousand of accrued interest was converted into 237,687,411 CDIs, and

(viii)	in May 2019, we issued a warrant to Crystal Amber Fund Limited, our largest shareholder, to purchase up to 236,220,472 CDIs prior to expiration on the fifth anniversary of issuance for an initial exercise price of $0.0127 per CDI, subject to subsequent anti-dilution price adjustments. Under the May 2019 Warrant, Crystal Amber purchased 125,480,314 CDIs for approximately $1.4 million on October 4, 2019, another 78,740,157 CDIs for approximately $1.0 million on November 4, and the remaining 31,740,713 CDIs for approximately $400 thousand on November 18, 2019, and

(ix)	in August 2019, we issued a convertible term promissory note in the aggregate principal amount of up to approximately $4.6 million to Crystal Amber Fund Limited, our largest shareholder, which note accrued interest at 10% per annum compounded annually, matured on the fifth anniversary of the issuance date, and contained certain provisions for conversion during the term of the note. The note was funded to the maximum amount of approximately $4.6 million on January 13, 2020, and

(x)	in January 2020, we issued a warrant to Crystal Amber Fund Limited (as part of the issue of the note in paragraph xi), our largest shareholder, to purchase up to 229,844,650 CDIs prior to expiration on the fifth anniversary of issuance for an initial exercise price of $0.02 per CDI, subject to subsequent anti-dilution price adjustments

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

The following table provides information regarding the fees billed by Wolf & Company, P.C. (“Wolf”) for the fiscal year ended December 31, 2019, inclusive of out-of-pocket expenses.

2019
Audit fees	$86,395
Audit-related fees	12,200
Tax fees	-
Total	$98,595

Fees Paid to Prior Independent Registered Public Accounting Firm

The following table provides information regarding the fees billed by the Company’s previous independent registered public accounting firm, Moody, Famiglietti & Andronico, LLP (“MFA”) for the fiscal year ended December 31, 2019 and 2018, inclusive of out-of-pocket expenses.

	2019	2018

Audit fees	$51,000	$124,000
Audit-related fees	22,500	-
Tax fees	-	24,750
All other fees	-	2,175
Total	$73,500	$150,925

Audit and Audit-Related Fees

Audit fees of Wolf and MFA during the 2019 and 2018 fiscal years include the aggregate fees incurred for the audits of the annual consolidated financial statements and the review of each of the quarterly consolidated financial statements included in Quarterly Reports on Form 10-Q.

Audit-related fees of Wolf during the 2019 fiscal year include out of scope fees related to the potential restatement of prior filings and research. Audit-related fees of MFA during the 2019 and 2018 fiscal years include professional services rendered to consent to the inclusion of the audit of our financial statements for the fiscal years ended December 31, 2019 and 2018 and other fees that were out of scope.

Tax Fees

Tax fees of MFA for the fiscal year ended December 31, 2018 primarily include tax compliance and return preparation.

Policy Regarding Pre-Approval of Audit and Permissible Non-audit Services Provided by the Independent Public Accountant

The audit committee is responsible for approving in advance the engagement of the independent auditor for all audit services and non-audit services, based on independence, qualifications and, if applicable, performance, and approving the fees and other terms of any such engagement. Of the services described above performed by Wolf and MFA in 2019 and MFA in 2018, all were pre-approved by the audit committee and no fees were paid under a de minimus exception that waives pre-approval for certain non-audit services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as part of this Annual Report on Form 10-K

(1)	Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit No:	Description

3.1.1	Certificate of Incorporation of GI Dynamics, Inc. incorporated by reference to Exhibit 3.1 of GI Dynamics, Inc.’s registration statement on Form 10, filed with the SEC on April 30, 2014.

3.1.2	Certificate of Amendment to the Restated Certificate of Incorporation of GI Dynamics, Inc. incorporated by reference to Exhibit 3.1 of GI Dynamics, Inc.’s Current Report on Form 8-K, filed with the SEC on April 9, 2015.

3.1.3	Certificate of Amendment to the Restated Certificate of Incorporation of GI Dynamics, Inc. incorporated by reference to Exhibit 3.1.3 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2017.

3.1.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of GI Dynamics, Inc., incorporated by reference to Exhibit 3.1 of GI Dynamics, Inc.’s Current Report on Form 8-K, filed with the SEC on December 20, 2019.

3.2	Bylaws of GI Dynamics, Inc. incorporated by reference to Exhibit 3.2 of GI Dynamics, Inc.’s registration statement on Form 10, filed with the SEC on April 30, 2014.

4.1	Form of Warrant incorporated by reference to Exhibit 4.1 of GI Dynamics, Inc.’s registration statement on Form 10, filed with the SEC on April 30, 2014.

4.2	Warrant dated May 4, 2016, between GI Dynamics, Inc. and Danforth Advisors, LLC incorporated by reference to Exhibit 4.1 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2016.

4.3	Warrant dated May 30, 2018, between GI Dynamics, Inc. and Crystal Amber Fund Limited, incorporated by reference to Exhibit 10.3 of GI Dynamics, Inc.’s Current Report on Form 8-K, filed with the SEC on June 5, 2018.

4.4	Warrant to Purchase 78,984,823 CHESS Depositary Interests of GI Dynamics, Inc., dated June 30, 2019, between GI Dynamics, Inc. and Crystal Amber Fund Limited, incorporated by reference to Exhibit 10.5 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2019.

4.5	Warrant to Purchase up to 236,220,472 CHESS Depositary Interests of GI Dynamics, Inc., dated June 30, 2019, between GI Dynamics, Inc. and Crystal Amber Fund Limited, incorporated by reference to Exhibit 10.6 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2019.

4.6	Form of Warrant to Purchase up to 229,844,650 CHESS Depositary Interests of GI Dynamics, Inc., between GI Dynamics, Inc. and Crystal Amber Fund Limited, incorporated by reference to Exhibit 10.5 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2019.

4.7*	Description of Registrant’s Securities.

10.1†	2011 Employee, Director and Consultant Equity Incentive Plan incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Annual Report on Form 10-K, filed with the SEC on March 30, 2015.

10.2†	2003 Omnibus Stock Plan incorporated by reference to Exhibit 10.2 of GI Dynamics, Inc.’s registration statement on Form 10, filed with the SEC on April 30, 2014.

10.3	Form of Indemnification Agreement incorporated by reference to Exhibit 10.4 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2014.

10.4	Technology Transfer Agreement, dated May 27, 2003, between GI Dynamics, Inc. and Seedling Enterprises, LLC incorporated by reference to Exhibit 10.9 of GI Dynamics, Inc.’s registration statement on Form 10, filed with the SEC on June 13, 2014.

10.5†	Non-Employee Director Compensation Policy incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Current Report on Form 8-K, filed with the SEC on September 12, 2014.

10.6†	Letter of Employment, dated March 23, 2016, between GI Dynamics, Inc. and Scott Schorer incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Current Report on Form 8-K, filed with the SEC on March 24, 2016.

10.7†	Amended and Restated Offer Letter Agreement, dated September 19, 2019, by and between Scott Schorer and the Company, incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Current Report on Form 8-K, filed with the SEC on September 20, 2019.

Exhibit No:	Description
10.8	Lease Agreement, dated June 1, 2016, between GI Dynamics, Inc. and E F and C, LLC incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2016.

10.9	Note Purchase Agreement, dated June 15, 2017, by and between GI Dynamics, Inc. and Crystal Amber Fund Limited, as purchaser, incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2017.

10.10	First Amendment to Note Purchase Agreement, dated June 15, 2017, by and between GI Dynamics, Inc. and Crystal Amber Fund Limited, as purchaser, dated December 31, 2018, incorporated by reference to Exhibit 10.13 of GI Dynamics, Inc.’s Annual Report on Form 10-K filed with the SEC on March 13, 2019.

10.11	Second Amendment to Note Purchase Agreement, dated June 15, 2017, by and between GI Dynamics, Inc. and Crystal Amber Fund Limited, as purchaser, dated March 29, 2019, incorporated by reference to Exhibit 10.3 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 16, 2019.

10.12	Third Amendment to Note Purchase Agreement, dated June 15, 2017, between GI Dynamics, Inc. and Crystal Amber Fund Limited, as purchaser, dated April 30, 2019, incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2019.

10.13	Fourth Amendment to Note Purchase Agreement, dated June 15, 2017, between GI Dynamics, Inc. and Crystal Amber Fund Limited, as purchaser, dated June 30, 2019, incorporated by reference to Exhibit 10.7 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2019.

10.14	Fifth Amendment to Note Purchase Agreement, dated June 15, 2017, between GI Dynamics, Inc. and Crystal Amber Fund Limited, as purchaser, dated August 21, 2019, incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2019.

10.15	Senior Secured Convertible Promissory Note, dated June 15, 2017, by and between GI Dynamics, Inc., as payor, and Crystal Amber Fund Limited, as holder, incorporated by reference to Exhibit 10.2 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2017.

10.16	First Amendment to Senior Secured Convertible Promissory Note, dated June 15, 2017, by and between GI Dynamics, Inc., as payor, and Crystal Amber Fund Limited, as holder, dated December 31, 2018, incorporated by reference to Exhibit 10.15 of GI Dynamics, Inc.’s Annual Report on Form 10-K filed with the SEC on March 13, 2019.

10.17	Second Amendment to Senior Secured Convertible Promissory Note, dated June 15, 2017, by and between GI Dynamics, Inc., as payor, and Crystal Amber Fund Limited, as holder, dated March 29, 2019, incorporated by reference to Exhibit 10.4 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 16, 2019.

10.18	Third Amendment to Senior Secured Convertible Promissory Note, dated June 15, 2017, between GI Dynamics, Inc. and Crystal Amber Fund Limited, dated April 30, 2019, incorporated by reference to Exhibit 10.2 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2019.

10.19	Fourth Amendment to Senior Secured Convertible Promissory Note, dated June 15, 2017, by and between GI Dynamics, Inc. and Crystal Amber Fund Limited, dated June 30, 2019, incorporated by reference to Exhibit 10.8 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2019.

10.20	Fifth Amendment to Senior Secured Convertible Promissory Note, dated June 15, 2017, by and between GI Dynamics, Inc. and Crystal Amber Fund Limited, dated August 21, 2019, incorporated by reference to Exhibit 10.2 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2019.

10.21	Note and Warrant Purchase Agreement, dated May 30, 2018, between GI Dynamics, Inc. and Crystal Amber Fund Limited, incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Current Report on Form 8-K, filed with the SEC on June 5, 2018.

10.22	Senior Unsecured Convertible Promissory Note, dated May 30, 2018, issued by GI Dynamics, Inc. to Crystal Amber Fund Limited, incorporated by reference to Exhibit 10.2 of GI Dynamics, Inc.’s Current Report on Form 8-K, filed with the SEC on June 5, 2018.

10.23	Note and Warrant Purchase Agreement, dated March 15, 2019, between the Company and Crystal Amber Fund Limited, incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 16, 2019.

10.24	Senior Unsecured Convertible Promissory Note, dated March 15, 2019, issued by the Company to Crystal Amber Fund Limited, incorporated by reference to Exhibit 10.2 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 16, 2019.

10.25	Note and Warrant Purchase Agreement, dated May 8, 2019, between GI Dynamics, Inc. and Crystal Amber Fund Limited, as purchaser, incorporated by reference to Exhibit 10.3 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2019.

Exhibit No:	Description
10.26	Senior Unsecured Convertible Promissory Note, dated May 8, 2019, between GI Dynamics, Inc. and Crystal Amber Fund Limited, incorporated by reference to Exhibit 10.4 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2019.

10.27	Securities Purchase Agreement, dated August 21, 2019, between GI Dynamics, Inc. and Crystal Amber Fund Limited, as purchaser, incorporated by reference to Exhibit 10.3 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2019.

10.28	Senior Unsecured Convertible Promissory Note, dated August 21, 2019, between GI Dynamics, Inc. and Crystal Amber Fund Limited, incorporated by reference to Exhibit 10.4 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2019.

10.29†	Offer Letter Agreement, dated September 19, 2019, by and between Charles Carter and the Company, incorporated by reference to Exhibit 10.2 of GI Dynamics, Inc.’s Current Report on Form 8-K, filed with the SEC on September 20, 2019.

10.30	Board Observer Agreement, dated as of November 18, 2019, between the Company and Crystal Amber Fund Limited, incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Current Report on Form 8-K, filed with the SEC on November 19, 2019.

10.31†	Board Member Agreement by and between GI Dynamics, Inc. and Praveen Tyle, incorporated by reference to Exhibit 10.2 of GI Dynamics, Inc.’s Current Report on Form 8-K, filed with the SEC on March 3, 2020.

10.32‡	Membership Agreement, dated July 19, 2018, between GI Dynamics, Inc. and WeWork 745 Atlantic, LLC.

10.33‡	Membership Agreement, dated August 28, 2018, between GI Dynamics, Inc. and WeWork 745 Atlantic, LLC.

10.34‡	Membership Agreement, dated August 28, 2018, between GI Dynamics, Inc. and 77 Sleeper Street Tenant LLC.

10.35‡	Lease Agreement, dated April 22, 2019, between GI Dynamics, Inc. and Congress Plaza, LLC.

16.1	Letter, dated December 6, 2019, from MFA to the SEC, incorporated by reference to Exhibit 16.1 of GI Dynamics, Inc.’s Current Report on Form 8-K, filed with the SEC on December 6, 2019.

21.1	Subsidiaries of the Registrant incorporated by reference to Exhibit 21.1 of GI Dynamics, Inc.’s registration statement on Form 10, filed with the SEC on April 30, 2014.

23.1*	Consent of Wolf & Company, P.C.

31.1*	Certification of principal executive officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act

31.2*	Certification of principal financial officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act

32.1‡	Certification of principal executive officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.2‡	Certification of principal financial officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.3**	Certification of principal executive officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.4**	Certification of principal financial officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Database

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed as an exhibit to the 10-K, filed with the SEC on March 27, 2020.
**	Filed herewith
‡	Furnished as an exhibit to the 10-K, filed with the SEC on March 27, 2020.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

GI Dynamics, Inc.

Date: April 29, 2020	By:	/s/ SCOTT W. SCHORER
	Name:	Scott W. Schorer
	Title:	President, Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SCOTT W. SCHORER	President, Chief Executive Officer	April 29, 2020
Scott W. Schorer	(Principal Executive Officer)

/s/ CHARLES CARTER	Chief Financial Officer, Secretary	April 29, 2020
Charles Carter	(Principal Financial and Accounting Officer)

/s/ DANIEL J. MOORE	Chairman and Director	April 29, 2020
Daniel J. Moore

/s/ PRAVEEN TYLE	Director	April 29, 2020
Praveen Tyle

/s/ OERN STUGE, MD	Director	April 29, 2020
Oern Stuge, MD

/s/ JULIET THOMPSON	Director	April 29, 2020
Juliet Thompson