Form 10-Q
period 2020-03-31
GI DYNAMICS, INC.
filed 2020-05-06
CIK 1245791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes  ☐  No  ☒

The registrant’s common stock is publicly traded on the Australian Securities Exchange (the “ASX”) in the form of CHESS Depositary Interests (“CDIs”) convertible at the option of the holders into shares of the registrant’s common stock on a 1-for-50 basis. The total number of shares of the registrant’s common stock outstanding on May 1, 2020, including shares of common stock underlying CDIs, was 36,598,291.

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

FOR THE QUARTER ENDED MARCH 31, 2020

i

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

ii

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

GI Dynamics, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash	$3,854	$2,499
Restricted cash	30	30
Prepaid expenses and other current assets	1,377	1,230
Total current assets	5,261	3,759
Property and equipment, net	34	42
Right-of-use assets, net of amortization	352	386
Total assets	$5,647	$4,187
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$521	$636
Accrued expenses	886	1,353
Short term debt to related party	5,000	5,000
Derivative liabilities	—	10
Short term lease liabilities	170	169
Total current liabilities	6,577	7,168
Long term debt to related party, net of debt discount	1,950	—
Long term lease liabilities	182	217
Total liabilities	8,709	7,385
Commitments and contingencies
Stockholders’ deficit:
Common stock, $0.01 par value – 75,000,000 shares authorized; 36,598,291 shares issued and outstanding	366	366
Additional paid-in capital	283,905	280,928
Accumulated deficit	(287,333)	(284,492)
Total stockholders’ deficit	(3,062)	(3,198)
Total liabilities and stockholders’ deficit	$5,647	$4,187

The accompanying notes are an integral part of these unaudited consolidated financial statements

GI Dynamics, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Operating expenses:
Research and development	$1,173	$810
Sales and marketing	—	16
General and administrative	1,543	1,344
Total operating expenses	2,716	2,170
Loss from operations	(2,716)	(2,170)

Other income (expense):
Interest income	—	3
Interest expense	(284)	(177)
Foreign exchange loss	(10)	(9)
Gain on write-off of accounts payable	—	29
Gain on write-off of accrued product return liability	164	—
Re-measurement of derivative liabilities	—	(1)
Other income	10	—
Other expense, net	(120)	(155)
Loss before income taxes	(2,836)	(2,325)
Provision for income taxes	5	6
Net loss	$(2,841)	$(2,331)

Basic and diluted net loss per common share	$(0.08)	$(0.12)
Weighted-average number of common shares used in basic and diluted net loss per common share	36,598,291	19,277,545

The accompanying notes are an integral part of these unaudited consolidated financial statements

GI Dynamics, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

(In thousands, except share)

(unaudited)

	Common Stock
THREE MONTHS ENDED MARCH 31, 2020	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance at January 1, 2020	36,598,291	$366	$280,928	$(284,492)	$(3,198)
Stock-based compensation expense	—	—	212	—	212
Relative fair value of warrants and beneficial conversion feature in connection with August 2019 Note	—	—	2,765	—	2,765
Net loss	—	—	—	(2,841)	(2,841)
Balance at March 31, 2020	36,598,291	$366	$283,905	$(287,333)	$(3,062)

	Common Stock
THREE MONTHS ENDED MARCH 31, 2019	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance at January 1, 2019	19,277,545	$193	$263,521	$(267,159)	$(3,445)
Stock-based compensation expense	—	—	59	—	59
Net loss	—	—	—	(2,331)	(2,331)
Balance at March 31, 2019	19,277,545	$193	$263,580	$(269,490)	$(5,717)

The accompanying notes are an integral part of these unaudited consolidated financial statements

GI Dynamics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net loss	$(2,841)	$(2,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8	8
Re-measurement of derivative liabilities	—	1
Reclassification of warrant from derivative liabilities to other income	(10)	—
Non-cash interest expense	282	175
Stock-based compensation expense	212	59
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(147)	(26)
Accounts payable	(115)	(583)
Accrued expenses	(631)	(768)
Net cash used in operating activities	(3,242)	(3,465)
Investing activities
Purchases of property and equipment	—	(5)
Net cash used in investing activities	—	(5)
Financing activities
Debt issuance costs	—	(50)
Proceeds from short term and long term debt, related party	4,597	1,000
Net cash provided by financing activities	4,597	950
Net decrease in cash and restricted cash	1,355	(2,520)
Cash and restricted cash at beginning of period	2,529	3,836
Cash and restricted cash at end of period	$3,884	$1,316
Supplemental disclosures of cash flow information and non-cash activities
Income taxes paid	$5	$6
Interest paid	—	394
Warrants issuance recorded to APIC and debt discount	2,330	—
Beneficial conversion feature discount associated with August 2019 Note	435	—

The accompanying notes are an integral part of these unaudited consolidated financial statements

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

Going Concern Evaluation

As of March 31, 2020, the Company’s primary source of liquidity is its cash and restricted cash balances. GI Dynamics is currently focused primarily on its clinical trials, which will support future regulatory submissions and potential commercialization activities. Until the Company is successful in gaining regulatory approvals, it is unable to sell the Company’s product in any market at this time. Without revenues, GI Dynamics is reliant on funding obtained from investment in the Company to maintain business operations until the Company can generate positive cash flows from operations. The Company cannot predict the extent of future operating losses and accumulated deficit, and it may never generate sufficient revenues to achieve or sustain profitability.

GI Dynamics has incurred operating losses since inception and at March 31, 2020, had an accumulated deficit of approximately $287 million and a working capital deficit of $1.3 million. The Company expects to incur significant operating losses for the next several years. At March 31, 2020, the Company had approximately $3.9 million in cash and restricted cash.

The Company will need to restructure the terms of the Senior Secured Convertible Promissory Note, issued on June 15, 2017 (as amended from time to time, the “2017 Note”), before May 15, 2020 or the 2017 Note will be in default and subject to a call notice at the discretion of Crystal Amber. If the 2017 Note terms are restructured or the note is not called, the Company must raise additional capital before May 31, 2020 in order to continue to pursue its current business objectives as planned and to continue to fund its operations. The Company and Crystal Amber Fund Limited (“Crystal Amber”, a Related Party for ASX purposes) are currently in discussions regarding the 2017 Note maturity extension. The Company is looking to raise additional funds through any combination of additional equity and debt financings or from other sources. However, the Company has no guarantee that the 2017 Note will be restructured or if in default, will not be called. If the Note is called, the Company has no guaranteed source of capital that will accommodate repayment of the 2017 Note. If the 2017 Note terms are restructured or the 2017 Note is in default, but not called, the Company anticipates that operating cash will be exhausted by May 31, 2020 and therefore additional financing will be required to be able to continue its operations after this date. There can be no assurance that any potential financing opportunities will be available on acceptable terms, if at all. If the Company is unable to raise sufficient capital on the Company’s required timelines and on acceptable terms to stockholders and the Board of Directors, it could be forced to reduce or cease operations, including activities essential to support regulatory applications to commercialize EndoBarrier. If access to capital is not achieved before May 31, 2020, it will materially harm the Company’s business, financial condition and results of operations to the extent that the Company may be required to cease operations altogether, file for bankruptcy, or undertake any combination of the foregoing.

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

The accompanying consolidated financial statements have been prepared assuming GI Dynamics will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

2. Significant Accounting Policies and Basis of Presentation

The consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").  Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to such rules and regulations.  These interim consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 27, 2020. The Company's balance sheet at December 31, 2019 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements.

In our opinion, the consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of March 31, 2020 and the results of our operations and cash flows for the three months ended March 31, 2020 and 2019. Such adjustments are of a normal recurring nature. In addition, certain reclassifications of prior period balances have been made to conform to the current period presentation.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13, which provides guidance focused on the disclosure requirements for disclosing fair value estimates, assumptions, and methodology. Requirements removed include the requirement to disclose details around amount and reasoning for level 1 to level 2 transfers, timing policies for transfer between levels and the valuation processes for level 3 fair value measurements. Modified requirements include details regarding net asset redemption restrictions and timing related to uncertainty disclosures. Requirements added include disclosures of changes in unrealized gains and losses for recurring level 3 measurements held as of the reporting date and disclosures around the range and weighted average of significant inputs used to develop level 3 fair value measurements. These amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption was permitted upon issuance of this update, however the Company has declined early adoption. The Company adopted this ASU on January 1, 2020 and concluded that it had no impact on its consolidated financial statements.

3. Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Potential common stock equivalents are determined using the treasury stock method. For diluted net loss per share purposes, stock options and other stock-based awards are excluded, including shares issued as a result of option exercises but which are subject to repurchase by the Company, whose effect would be anti-dilutive from the calculation. For diluted net loss per share purposes, derivatives to purchase shares of common stock or CDIs are treated identically because shares of common stock and CDIs are interchangeable at the sole election of the stockholder. For diluted net loss per share purposes, options and warrants conferring the right to purchase shares of common stock or CDIs are excluded from diluted net loss per share calculations as inclusion would have an anti-dilutive effect. During the three months ended March 31, 2020 and 2019, common stock equivalents were excluded from the calculation of diluted net loss per common share, as their effect was anti-dilutive due to the net loss incurred. Therefore, basic and diluted net loss per share was the same in all periods presented.

The following potentially dilutive securities have been excluded from the computation of diluted weighted- average shares outstanding as of March 31, 2020 and 2019, as they would be anti-dilutive:

	Three Months Ended March 31,
	2020	2019
Warrants to purchase common stock	4,625,425	3,552,672
Options to purchase common stock and other stock-based awards	3,376,154	1,545,719
Total	8,001,579	5,098,391

4. Warrants to Purchase Common Stock or CDIs

The following series of warrants were outstanding and exercisable at March 31, 2020 and 2019 (warrants to purchase CDIs presented as shares at a 50 CDI per share ratio):

		Number of underlying	Exercise price	March 31,
Warrant Series	Issue Date	shares	per share	2020	2019
Consultant warrant	May 4, 2016	28,532	$0.64	28,532	28,532
2018 Warrant (1)	May 24, 2018	1,944,444	$0.72	-	1,944,444
August 2019 Warrant (2)	January 13, 2020	4,596,893	$1.00	4,596,893	-
Total Outstanding and Exercisable				4,625,425	1,972,976
Weighted average exercise price				$1.00	$0.72

(1)	Exercise price was initially $0.90 per share, but was adjusted to $0.72 in November 2018

(2)	Financing arranged August 2019, but funding did not occur until January 13, 2020

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

On August 21, 2019, GI Dynamics and Crystal Amber entered into a securities purchase agreement for a total funding of up to approximately $10 million (the “August 2019 SPA”) comprised of the scheduled exercise of the 2018 Warrant, the March 2019 Warrant, and the May 2019 Warrant (totaling 8,248,549 shares of common stock purchased for approximately $5.4 million) and the issue and sale of an Unsecured Convertible Note for up to approximately $4.6 million (the “August 2019 Note”), which included an agreement to issue a warrant (the “August 2019 Warrant”) to purchase up to 229,844,650 CDIs (representing 4,596,893 shares of common stock) for an exercise price of $0.02 per CDI issued on exercise. On December 16, 2019, stockholders approved the issuance of the August 2019 Warrant, which was then issued on January 13, 2020.

5. Fair Value Measurements

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, requiring the Company to develop its own assumptions for the asset or liability.

On March 31, 2020, the classification of the Consultant Warrant was reevaluated and the Company re-classified it as an equity instrument. On March 31, 2020, this reclassification resulted in a credit to Other Income.

Cash, restricted cash, prepaid expenses and other current assets, accounts payable, accrued expenses, short-term debt to related party and other current liabilities at March 31, 2020 and December 31, 2019 are carried at amounts that approximate fair value due to their short-term maturities and highly liquid nature of these instruments.

6. Concentrations of Credit Risk and Related Valuation Account

Financial instruments that subject GI Dynamics to credit risk primarily consist of cash and restricted cash. Cash balances are maintained with high quality financial institutions, and consequently, the Company believes that such funds are subject to minimal credit risk. The Company’s short-term investments potentially subject the Company to concentrations of credit risk. GI Dynamics has adopted an investment policy that limits the amounts it may invest in any one type of investment and requires all held investments to hold at least an A rating from a recognized credit rating agency, thereby reducing credit risk concentration.

7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Payroll and related liabilities	$188	$531
Professional fees	176	335
Credit refunds	—	164
Interest payable	415	250
Other	107	73
Total	$886	$1,353

In 2017, following notification by the Medicines and Healthcare Products Regulatory Agency (“MHRA”), the Company notified its customers to return their inventory on hand. The Company calculated an estimate for returns, reversed its revenue and recorded an accrued expense estimate of $202 thousand of product return related costs in addition to $77 thousand of credit memos granted to customers. Through December 31, 2019, this reserve had various claims and adjustments of $115 thousand. On March 31, 2020, the Company reversed the remaining accrual for $164 thousand and recognized Other Income as the Company concluded that the likelihood that further claims will be made was remote, given the amount of time without such claims after product expiry.

In December 2018, the maturity of the 2017 Note was extended to March 31, 2019 in exchange for payment of $394 thousand, which was the total accrued interest on the 2017 Note at December 31, 2018. Accrued interest at March 31, 2020 includes interest on the 2017 Note since January 1, 2019 and the August 2019 Note since January 13, 2020.

8. Notes Payable

2017 Convertible Note Financing

On June 15, 2017, the Company entered into a Note Purchase Agreement (“2017 NPA”) by and between the Company and Crystal Amber, a Related Party. Pursuant to the 2017 NPA, the Company issued and sold to Crystal Amber, a Senior Secured Convertible Promissory Note in an aggregate original principal amount of $5.0 million (the “2017 Note”).

The 2017 Note accrues interest at an annually compounded rate of 5% per annum, other than during the continuance of an event of default, when the 2017 Note accrues interest at a rate of 8% per annum. The entire outstanding principal balance and all unpaid accrued interest thereon was initially due on the original maturity date of December 31, 2018, and, as amended, is currently scheduled to mature on May 15, 2020.

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

For the three months ended March 31, 2020 and 2019, the Company recognized interest expense of $65 and $62 thousand, respectively, related to the 2017 Note.

August 2019 Securities Purchase Agreement

On August 21, 2019, the Company entered into the August 2019 SPA by and between the Company and Crystal Amber. The August 2019 SPA detailed a timeline wherein Crystal Amber would exercise the 2018 Warrant, the March 2019 Warrant, and the May 2019 Warrant. Additionally, pursuant to the August 2019 SPA, the Company issued and sold to Crystal Amber a senior unsecured convertible promissory note in an aggregate principal amount of approximately $4.6 million, or such lesser amount as may be set forth in a notice delivered by the Company to Crystal Amber (the “August 2019 Note”), to be funded on December 6, 2019, or such earlier or later date as may be requested by the Company (the “Funding Date”). In conjunction with the August 2019 Note, the Company agreed to issue to Crystal Amber a Warrant (the “August 2019 Warrant”) to purchase CDIs, subject to the receipt of required stockholder approval approving the issuance of the August 2019 Warrant and the funding of the August 2019 Note (see Note 4).

The August 2019 Note accrues interest at a rate equal to 10% per annum from the August 2019 Note Funding Date, compounded annually, other than during the continuance of an event of default, when the August 2019 Note accrues interest at a rate of 16% per annum. The entire outstanding principal balance and all unpaid accrued interest thereon is due on the fifth anniversary of the Funding Date. The entire outstanding principal balance under the August 2019 Note and all unpaid accrued interest thereon is immediately convertible into CDIs at the option of Crystal Amber at a conversion price equal to US$0.02 per CDI. In the event that the Company issues additional CDIs to a stockholder other than Crystal Amber in a subsequent equity financing at a price per CDI that is less than the conversion price under the August 2019 Note, the conversion price shall be reduced to the lowest such price per CDI. In addition, upon a change of control of the Company resulting in cash proceeds, Crystal Amber may, at its option, demand that the Company prepay all accrued and unpaid interest plus 110% of the remaining outstanding unconverted principal balance. The Company may not prepay the August 2019 Note without the consent of Crystal Amber, a Related Party. If the stockholder approvals required to issue the August 2019 Warrant or to approve the conversion rights under the August 2019 Note are not obtained, the Company is obligated to prepay all accrued and unpaid interest plus 110% of the remaining outstanding unconverted principal balance on the earlier of the Funding Date or the date that is six months following the date of the stockholder meeting at which the requisite approvals were not obtained. The Company considers the change in control premium and the stockholder approval premium to each represent a cash settleable feature, thereby requiring derivative liability classification. On applying a probability adjusted present value of the premiums, the fair value was considered immaterial upon issuance and through the end of this reporting period.

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

Prior to December 6, 2019, the Company notified Crystal Amber that it had elected to receive the full amount of approximately $4.6 million under the August 2019 Note, but agreed to timing extensions.

On December 16, 2019, stockholder approval was obtained pursuant to ASX Listing Rule 10.11, for the August 2019 Note conversion feature and the issuance of the August 2019 Warrant, contingent on receipt of the August 2019 Note proceeds.

On January 13, 2020, the full amount of approximately $4.6 million was received as proceeds from the August 2019 Note. On receipt of funds, the August 2019 Note was immediately convertible. On January 13, 2020, the Company issued to Crystal Amber an immediately exercisable August 2019 Warrant to purchase 229,844,650 CDIs (representing 4,596,893 shares of common stock) for an exercise price of $0.02 per CDI (see Note 4).

On issuance, having already obtained the required stockholder approval to reserve the CDIs underlying the conversion feature and the August 2019 Warrant, the August 2019 Warrant was determined to be a freestanding instrument meeting the requirements for equity classification in accordance with ASC 480-10 Distinguishing Liabilities from Equity, ASC 815-40 Contracts in an Entity’s Own Equity and ASC 470-20 Debt with Conversion and Other Options. Accordingly, proceeds from the August 2019 SPA were allocated to the August 2019 Note and Warrant based on their relative fair values. The relative fair value of the August 2019 Warrant of approximately $2.3 million was recorded as a debt discount with the offset to additional paid-in capital. Additionally, the Company analyzed the conversion features of the August 2019 Note to determine whether a beneficial conversion feature (BCF) existed. The Company determined a BCF with a value of $435 thousand existed and was recorded as a debt discount with the offset to additional paid-in capital. The total debt discount will be amortized to interest expense through the January 2025 maturity of the August 2019 Note.

For the three months ended March 31, 2020, the Company recorded $98 thousand of accrued interest expense. For the three months ended March 31, 2020, the Company recognized interest expense of $100 thousand from the amortization of the debt discount.

9. Commitments and Contingencies

Lease Commitments

In December 2018, the Company entered into a 6-month membership agreement with WeWork for 985 square feet of office space located in Boston, Massachusetts. The committed lease term expired in May 2019. The WeWork agreement contained no explicit or guaranteed extension provisions.

On April 22, 2019, the Company entered into a right-of-use lease for 3,520 square feet of office space in Boston, Massachusetts. The lease period contractually commenced June 1, 2019 and expires on May 31, 2022, but the space was available for occupancy on May 1, 2019 resulting in an effective period of May 2019 through May 2022, with no rent payment assessed in May 2019. The lease has defined escalating rent payments and contains no extension or expansion rights. On lease execution, the Company recorded the approximately $463 thousand present value of the lease liability in short-term and long-term liabilities and recorded a related right-of-use asset. The right-of-use asset will be amortized to lease expense and the liability will be reduced by the rent payments over the term of the lease.

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

The Company’s operating lease is reflected in the balance sheets. In the three months ended March 31, 2020, $44 thousand of lease expense was incurred and an additional $3 thousand of tax expense was accrued for property taxes associated with the leased facility. Other information related to leases was as follows (in 2019, leases were all short term and excluded from the adoption of ASU 2016-2):

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Operating cash flows from operating leases in lease liability measurement	$53	$—
Operating cash flows from short term leases	44	—
Remaining long-term lease term in years	2.2	—
Discount rate	10%	—

The maturity of the Company’s operating lease liability as of March 31, 2020 is as follows:

March 31, 2020
(in thousands)
2020	134
2021	182
2022	76
Total future minimum lease payments	392
Less: imputed interest	40
Total liabilities	$352

Rent expense on non-cancelable operating leases was approximately $44 and $56 thousand for the three months ended March 31, 2020 and 2019, respectively.

10. Stockholders’ Deficit

On December 19, 2019, GI Dynamics stockholders approved an increase of its authorized shares of common stock from 50 million to 75 million.

As of March 31, 2020, the authorized capital stock of the Company consists of 75.5 million shares, of which 75 million shares are designated as common stock and 500 thousand shares are designated as preferred stock.

11. Share-Based Compensation

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

In August 2011, the Board of Directors adopted the 2011 Employee, Director and Consultant Equity Incentive Plan (the “2011 Plan”, together with the 2003 Plan, the “Plans”) as the successor to the 2003 Plan. Under the 2011 Plan, the Company may grant incentive stock options, nonqualified stock options, restricted and unrestricted stock awards and other stock-based awards. As of March 31, 2020, an additional 554,866 shares of common stock were available for grant under the Company’s 2011 Plan.

In addition, the 2011 Plan allows for an annual increase in the number of shares available for issue under the 2011 Plan commencing on the first day of each fiscal year during the period beginning in fiscal year 2012 and ending in fiscal year 2020. The annual increase in the number of shares shall be equal to the lowest of:

●	500 thousand shares;

●	4% of the number of common shares outstanding as of such date; and

●	an amount determined by the Board of Directors or the Company’s compensation committee. Accordingly, during the quarters ended March 31, 2020 and March 31, 2019, 500 thousand shares were added to the 2011 Plan.

Stock-Based Compensation

Stock-based compensation is reflected in the consolidated statements of operations as follows for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$13	$16
General and administrative	199	43
	$212	$59

The stock options granted under the Plans generally vest over a four-year period and expire ten years from the date of grant.

The weighted-average assumptions used to estimate the fair value of employee stock options using the Black-Scholes option-pricing model were as follows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Expected volatility	164.9%	122.0%
Expected term (in years)	5.84	6.05
Risk-free interest rate	0.9%	2.3%
Expected dividend yield	0%	0%

Stock Options

The following table summarizes share-based activity under the Company’s stock option plans:

	Shares of Common Stock Attributable to Options	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2019	3,096,154	$1.47	8.3	$—
Granted	90,000	$0.25		$—
Cancelled	(60,000)	$0.74		$—
Outstanding at March 31, 2020	3,126,154	$1.46	8.6	$—
Vested or expected to vest at March 31, 2020	3,126,154
Exercisable at March 31, 2020	781,360	$1.46	6.7

The majority of the Company’s option grants vest 25% on the first anniversary of the grant date, and in a quarterly straight-line rate thereafter until fully vested on the fourth anniversary of the grant date. The weighted average grant date fair value for options granted in the three-month period ended March 31, 2020, was $0.18. The unrecognized stock compensation expense at March 31, 2020 was $2.0 million and was expected to be recognized over a weighted average period of 3.07 years from March 31, 2020.

The Company has recorded non-employee stock-based compensation expense of approximately $50 thousand and $4 thousand during the three-month period ended March 31, 2020 and 2019, respectively, which is included in total stock-based compensation expense. The unrecognized compensation expense associated with outstanding non-employee grants was $119 and $21 thousand at March 31, 2020 and 2019, respectively.

On February 28, 2020, the Company’s Board of Directors approved, subject to stockholder approval per ASX Listing Rule 10.14, the grant of stock options (“NED Options”) conferring the right to purchase up to 30,000 shares of the Company’s common stock to Praveen Tyle, a non-executive director pursuant to the Company’s 2011 Plan. The exercise price is $0.20 per share of common stock and the NED Options will vest in full on February 28, 2021 if Dr. Tyle remains a director of the Company through that date. The NED Options will vest immediately on a change in control event. The NED Options are immediately exercisable, subject to repurchase rights if purchased prior to vesting. The NED Options will be cancelled immediately upon termination of service as a director, unless such termination is the result of a defined change in control event, in which case the NED Options will be cancelled 12 months after such termination. As of March 31, 2020, stockholders had not yet approved the NED Options.

On February 15, 2020, the Company granted a consultant an option to purchase up to 10 thousand shares of common stock at a price of $0.40 per share. The option vests in equal monthly amounts over a 24-month period and expires in 10 years.

At March 31, 2020, the Company had unvested outstanding options to purchase 167,673 shares of common stock granted to non-employees.

Performance Stock Units

Each performance stock unit (“PSU”) represents a contingent right to receive one share of the Company’s common stock. There is no consideration payable on the vesting of PSUs issued under the Plans. Upon vesting, the PSUs are exercised automatically and settled in shares of the Company’s common stock. During the three months ended March 31, 2020, the Company awarded no PSUs to employees and directors of the Company.

The following table summarizes information related to PSU activity for the three months ended March 31, 2020:

	Number of Units	Weighted- Average Contractual Life	Aggregate Intrinsic Value
		(in years)	(in thousands)
Outstanding at December 31, 2019	250,000	6.23	$149
Granted	—
Exercised	—
Cancelled	—	—	—
Outstanding at March 31, 2020	250,000	5.98	$23

The aggregate intrinsic value at March 31, 2020 noted in the table above represents the closing price of the Company’s common stock multiplied by the number of PSUs outstanding. The fair value of each PSU award equals the closing price of the Company’s common stock on the date of grant.

At March 31, 2020, 250,000 of the PSUs outstanding vest on the achievement of certain milestones. When achievement of the milestone is deemed probable, the Company will expense the compensation of the respective stock award over the implicit service period.

At March 31, 2020, the Company recognized no stock-based compensation related to performance-based vesting of PSUs.

As of March 31, 2020, there was approximately $200 thousand of unrecognized stock-based compensation expense related to non-vested PSU awards that have performance-based vesting.

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

Geographic Reporting

The Company has historically reported various geographic segments but does not do so currently as the right-of-use asset of approximately $463 thousand and all long-lived assets, comprised of property and equipment of approximately $34 thousand are all held in the U.S. at March 31, 2020. Additionally, the Company did not have revenue in any geography for the three months ended March 31, 2020 and 2019, respectively.

Major Customers

The Company did not recognize any revenue for the three months ended March 31, 2020 and 2019, respectively.

13. Subsequent Events

On March 27, 2020, the CARES Act was signed into law in the United States providing economic assistance for American workers and families, small businesses, and preserves jobs for American industries.  GI Dynamics qualifies for the Payroll Protection Program (“PPP”) administered by the United States Small Business Administration (“SBA”) and existing lending institutions. On April 4, 2020, GI Dynamics submitted an application to a lending institution for a loan of approximately $200 thousand under the PPP.  In accordance with the provisions of the PPP, the loan accrues interest at a rate of 1% and all or a portion of the loan may be forgiven if it is used to pay for qualifying costs such as payroll, rent and utilities. Amounts that are not forgiven will be repaid 2 years from the date of the loan. Due to backlog, the application was not received by the SBA before funding for the CARES Act was exhausted.  Additional CARES Act funds were allocated on April 23, 2020 and GI Dynamics was notified by our lending institution that the application was approved by the SBA on April 30, 2020.

The Company announced on May 3, 2020 that it reached an agreement with Crystal Amber to extend the maturity date of the 2017 Note from May 1, 2020 to May 15, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve significant risks, uncertainties and assumptions. As a result of many factors, such as those set forth under “Risk Factors” Item 1A. of the Company’s Annual Report on Form 10-K, which are incorporated herein by reference, actual results may differ materially from the results described in or implied by the forward-looking statements described in the following discussion and analysis.

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

To date, GI Dynamics has devoted substantially all of its efforts to research and development, business planning, clinical research, clinical study management, reimbursement development, product commercialization, acquiring operating assets and raising capital. GI Dynamics has incurred significant operating losses since its inception in 2003. As of March 31, 2020, the Company had an accumulated deficit of approximately $287 million. The Company expects to incur net losses for the next several years while it continues to evaluate which markets are appropriate to continue pursuing reimbursement, market awareness and general market development efforts, and continues to restructure its business and costs, establish new priorities, continue limited research, and evaluate strategic options.

GI Dynamics has raised net proceeds of approximately $278 million through sales of the Company’s equity and placement of debt, of which $9.3 million was raised through the Company’s 2019 financings.

On August 21, 2019, the Company and Crystal Amber entered into a securities purchase agreement for a total funding of up to approximately $10 million (the “August 2019 SPA”). The initial $5.4 million was comprised of existing warrant exercises scheduled between August 25, 2019 and November 15, 2019. The remaining amount of the August 2019 funding was represented by a Convertible Term Promissory Note (“August 2019 Note”) of up to approximately $4.6 million and a related Warrant (“August 2019 Warrant”). Under the terms of the August 2019 SPA and August 2019 Note, the Company, at its sole discretion, could elect to request any of the $4.6 million to be funded at any date on or before December 6, 2019. The conversion feature allows the conversion of the August 2019 Note’s unpaid principal and interest at $0.02 per CDI and the August 2019 Warrant, upon its issue, allowed the purchase for $0.02 per CDI a number of CDIs represented by the August 2019 Note principal divided by $0.02 per CDI.

On August 21, 2019, the maturity date of the 2017 Note was extended to March 31, 2020.

On March 31, 2020, the maturity date of the 2017 Note was extended to May 1, 2020.

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

On January 13, 2020, GI Dynamics received approximately $4.6 million in cash representing the full funding of the August 2019 Note. As stockholder approval had been obtained in December 2019, the August 2019 Note became convertible at Crystal Amber’s sole discretion until maturity in January 2025. Additionally, the August 2019 Warrant was issued to Crystal Amber, providing for the purchase of up to 229,844,650 CDIs (representing 4,596,893 shares of common stock) at $0.02 per CDI.

The Company’s costs include employee salaries and benefits, compensation paid to consultants, materials and supplies for research, costs associated with development activities including materials, sub-contractors, travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage, publicly-traded medical technology company. As of March 31, 2020, GI Dynamics has 15 full-time employees. The number of employees required to support the Company’s activities as it moves the EndoBarrier through the GI Dynamics STEP-1 clinical trial, as well as in the areas of research and development, sales and marketing, and general and administrative functions, may increase. GI Dynamics expects to continue to incur consulting expenses related to technology development that will increase as it enters into the recruitment phase of the STEP-1 and India clinical trials, and the Company expects to continue to incur expenses to protect its intellectual property.

On March 11, 2020, the World Health Organization declared the outbreak of a coronavirus (COVID-19) a pandemic. As a result, economic uncertainties have arisen which, as of March 31, 2020, have negatively impacted GI Dynamics short term-operations, for example in delays in timing of regulatory audits and other key operational activities due to widespread sequestration and in facing enrollment pauses in our clinical trials due to the clinic-level restriction of elective procedures, for which EndoBarrier implantation qualifies. When operational activities are delayed, expenditures on certain items may decrease, such as travel. There is no certainty which reduced expenditures will result in higher than usual expenditures as activities resume and which will return to the expected rate. If the restrictions are limited in duration, the Company anticipates an ability to overcome delays and return to original timing estimates, but there can be no guarantee the duration and operational impact will be limited to the degree required. Additionally, market-level impacts may affect the timing or the negotiation of terms in the Company’s financing efforts. These and other financial impacts that could occur may appear as positive or negative impacts to the Company’s future financial statements.

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

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations is based upon the Company’s consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States. GI Dynamics believes that its application of the following accounting policies, each of which require significant judgments and estimates on the part of management, are the most critical to aid in fully understanding and evaluating the Company’s reported financial results. The Company’s significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies and Basis of Presentation”, to the Company’s consolidated financial statements appearing elsewhere in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to these policies since December 31, 2019.

Results of Operations

The following is a description of significant components of Company operations, including significant trends and uncertainties that are believed to be important to an understanding of the Company’s business and results of operations.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Operating expenses:
Research and development	$1,173	$810
Sales and marketing	—	16
General and administrative	1,543	1,344
Total operating expenses	2,716	2,170
Loss from operations	(2,716)	(2,170)
Other income (expense):
Interest income	—	3
Interest expense	(284)	(177)
Foreign exchange gain (loss)	(10)	(9)
Gain on write-off of accounts payable	—	29
Gain on write-off of accrued product return liability	164	—
Re-measurement of derivative liabilities	—	(1)
Other income	10	—
Other expense, net	(120)	(155)
Loss before income tax expense	(2,836)	(2,325)
Provision for income taxes	5	6
Net loss	$(2,841)	$(2,331)

Basic and diluted net loss per common share	(0.08)	$(0.12)
Weighted-average number of common shares used in basic and diluted net loss per common share	36,598,291	19,277,545

Three months ended March 31, 2020 compared to three months ended March 31, 2019

Revenue. The Company did not record any revenues or associated cost of revenue during the three months ended March 31, 2020 and 2019, respectively.

Operating expenses

	Three Months Ended
	March 31,		Change
	2020	2019	$	%
	( in thousands)
Research and development	$1,173	$810	$363	44.8%
Sales and marketing	—	16	(16)	(100.0)%
General and administrative	1,543	1,344	199	14.8%
Total operating expenses	$2,716	$2,170	$546	25.2%

Research and Development Expense. The increase in research and development expense for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to an increase in spending on internal and external resources as the Company initiated the STEP-1 trial in the United States, submitted the protocol for the I-Step trial (under joint venture with Apollo Sugar) in India to the regulatory agency and preparing to file for CE Mark designation under the Medical Device Directive standard revision.

Sales and Marketing Expense. The decrease in sales and marketing expense for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to a reclassification of existing overseas employee efforts from sales and marketing support to research and development.

General and Administrative Expense. The increase in general and administrative expense for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to increased headcount and employee-related expenses as well as corporate insurance expenses due to a higher directors’ and officers’ premium.

The Company continues to look for ways to realize a more efficient cost structure in order to extend the Company’s cash runway. Cost reductions may not be achievable in all instances as the Company executes clinical development in support of commercial regulatory approvals. Additionally, on March 11, 2020, the World Health Organization declared the outbreak of a coronavirus (COVID-19) a pandemic. As a result, economic uncertainties have arisen which, as of March 31, 2020, have negatively impacted GI Dynamics short term-operations, for example in delays in timing of regulatory audits and other key operational activities due to widespread sequestration and in facing enrollment pauses in our clinical trials due to the clinic-level restriction of elective procedures, for which EndoBarrier implantation qualifies. When operational activities are delayed, expenditures on certain items may decrease, such as travel. There is no certainty which reduced expenditures will result in higher than usual expenditures as activities resume and which will return to the expected rate. If the restrictions are limited in duration, the Company anticipates an ability to overcome delays and return to original timing estimates, but there can be no guarantee the duration and operational impact will be limited to the degree required. Additionally, market-level impacts may affect the timing or the negotiation of terms in the Company’s financing efforts. These and other financial impacts that could occur may appear as positive or negative impacts to the Company’s future financial statements.

Other income (expense)

	Three Months Ended
	March 31,		Change
	2020	2019	$	%
	( in thousands)
Other income (expense):
Interest income	$—	$3	$(3)	(100.0)%
Interest expense	(284)	(177)	(107)	60.5%
Foreign exchange gain (loss)	(10)	(9)	(1)	11.1%
Gain on write-off of accounts payable	—	29	(29)	100.0%
Gain on write-off of accrued product return liability	164	—	164	(—)%
Re-measurement of derivative liabilities	—	(1)	1	(100.0)%
Other income	10	—	10	(—)%
Total other expense, net	$(120)	$(155)	$35	(22.6)%

Other income (expense). The change to other expense, net, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 is primarily due to the changes in gain on write off of accounts payable, increases in non-cash interest, reclass of derivative liabilities to equity and the elimination of the right of product return reserves of $164 thousand, which is included in other income.

Liquidity and Capital Resources

As of March 31, 2020, the Company’s primary source of liquidity is its cash and restricted cash balances. GI Dynamics is currently focused primarily on its clinical trials, which will support future regulatory submissions and potential commercialization activities. Until the Company is successful in gaining regulatory approvals, it is unable to sell the Company’s product in any market at this time. Without revenues, GI Dynamics is reliant on funding obtained from investment in the Company to maintain business operations until the Company can generate positive cash flows from operations. The Company cannot predict the extent of future operating losses and accumulated deficit, and it may never generate sufficient revenues to achieve or sustain profitability.

GI Dynamics has incurred operating losses since inception and at March 31, 2020, had an accumulated deficit of approximately $287 million and a working capital deficit of $1.3 million. The Company expects to incur significant operating losses for the next several years. At March 31, 2020, the Company had approximately $3.9 million in cash and restricted cash.

The Company will need to restructure the terms of the Senior Secured Convertible Promissory Note, issued on June 15, 2017 (as amended from time to time, the “2017 Note”), before May 15, 2020 or the 2017 Note will be in default and subject to a call notice at the discretion of Crystal Amber. If the 2017 Note terms are restructured or the note is not called, the Company must raise additional capital before May 31, 2020 in order to continue to pursue its current business objectives as planned and to continue to fund its operations. The Company and Crystal Amber Fund Limited (“Crystal Amber”, a Related Party for ASX purposes) are currently in discussions regarding the 2017 Note maturity extension. The Company is looking to raise additional funds through any combination of additional equity and debt financings or from other sources. However, the Company has no guarantee that the 2017 Note will be restructured or if in default, will not be called. If the 2017 Note is called, the company has no guaranteed source of capital that will accommodate repayment of the 2017 Note. If the 2017 Note terms are restructured or the 2017 Note is in default, but not called, the Company anticipates that operating cash will be exhausted by May 31, 2020 and therefore additional financing will be required to be able to continue its operations after this date. There can be no assurance that any potential financing opportunities will be available on acceptable terms, if at all. If the Company is unable to raise sufficient capital on the Company’s required timelines and on acceptable terms to stockholders and the Board of Directors, it could be forced to reduce or cease operations, including activities essential to support regulatory applications to commercialize EndoBarrier. If access to capital is not achieved before May 31, 2020, it will materially harm the Company’s business, financial condition and results of operations to the extent that the Company may be required to cease operations altogether, file for bankruptcy, or undertake any combination of the foregoing.

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

During the three months ended March 31, 2020 the Company’s cash and restricted cash balance increased by approximately $1.4 million primarily due to receipt of the relevant funding amount under the convertible note issued to Crystal Amber and funded on January 13, 2020 less cash payments related to, among other things, research and development and general and administrative expenses as GI Dynamics continued to focus on clinical and regulatory strategies that exceeded its various financings.

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(3,242)	$(3,465)
Investing activities	—	(5)
Financing activities	4,597	950
Net increase (decrease) in cash and restricted cash	$1,355	$(2,520)

Cash Flows Used in Operating Activities

The primary uses of cash for operating activities for the three months ended March 31, 2020 were:

●	to fund the Company’s net loss of approximately $2.8 million;

●

a net negative adjustment to cash flow from changes in working capital of approximately $893 thousand resulting primarily from an increase in prepaid expenses offset by decreases in accounts payable and accrued expenses and;

●	a net positive adjustment to cash flow from non-cash items of approximately $492 thousand, primarily from non-cash interest expense, a reclassification of warrant from derivative liabilities to other income and stock-based compensation.

The primary uses of cash for operating activities for the three months ended March 31, 2019 were:

●	to fund the Company’s net loss of approximately $2.4 million and;

●	a net negative adjustment to cash flow from changes in working capital of approximately $1.2 million resulting primarily from decreases in accounts payable and accrued expenses.

Cash Flows Used in Investing Activities

No cash was used in investing activities for three months ended March 31, 2020. Cash used in investing activities for the three months ended March 31, 2019 was approximately $5 thousand related to capital expenditures.

Cash Flows Provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2020 totaled approximately $4.6 million and resulted from proceeds received from the August 2019 Note.

Cash provided by financing activities for the three months ended March 31, 2019 totaled approximately $950 thousand and primarily resulted from proceeds received in March 2019 from the March 2019 Note payable to a related party.

Funding Requirements

As of March 31, 2020, the Company’s primary source of liquidity is its cash and restricted cash balances. GI Dynamics is currently focused primarily on its clinical trials, which will support future regulatory submissions and potential commercialization activities. Until the Company is successful in gaining regulatory approvals, it is unable to sell the Company’s product in any market at this time. Without revenues, GI Dynamics is reliant on funding obtained from investment in the Company to maintain business operations until the Company can generate positive cash flows from operations. The Company cannot predict the extent of future operating losses and accumulated deficit, and it may never generate sufficient revenues to achieve or sustain profitability.

GI Dynamics has incurred operating losses since inception and at March 31, 2020, had an accumulated deficit of approximately $287 million and working capital of $915 thousand. The Company expects to incur significant operating losses for the next several years. At March 31, 2020, the Company had approximately $3.9 million in cash and restricted cash.

Due to the numerous risks and uncertainties associated with securing regulatory approval for EndoBarrier®, at this time the Company is unable to estimate precisely the amounts of capital outlays and operating expenditures necessary to complete the task of obtaining regulatory approval for EndoBarrier®. Funding requirements will depend on many factors, including, but not limited to, the following:

●	the timing and conditions related to COVID-19 restrictions on clinical development and corporate activities;

●	the timing, cost, and resulting success of research and development efforts;

●	the rate of progress and cost of commercialization activities after regulatory approval;

●	the expenses the Company may incur in marketing and selling EndoBarrier subject to future regulatory approvals;

●	the timing and decisions of payer organizations related to reimbursement;

●	the revenue generated by sales of EndoBarrier;

●	the safety and efficacy of the Company’s product in treating diabetes and reducing obesity;

●	the success of the Company’s investment in its manufacturing and supply chain infrastructure;

●	the time and costs involved in obtaining regulatory approvals for EndoBarrier in new markets;

●	the costs associated with any additional clinical trial(s) required in the U.S. and other countries on a case by case basis;

●	the ability to ship CE marked products;

●	the emergence of competing or complementary developments; and

●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

Contractual Obligations and Commitments

The disclosure of contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commitments” in the Company Annual Report on Form 10-K for the year ended December 31, 2019.

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

Interest Rate Sensitivity

The Company’s cash of approximately $3.9 million at March 31, 2020, which will be used for working capital purposes. The Company does not enter into investments for trading or speculative purposes. The goals of the Company’s investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. The Company also seeks to maximize income from investments without assuming significant risk. The Company’s primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the U.S. and Australia. Because of the short-term nature of the Company’s cash and restricted cash, GI Dynamics does not believe that it has any material exposure to changes in their fair values as a result of changes in interest rates.

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

Effects of Inflation

The Company does not believe that inflation and prices fluctuations over the three months ended March 31, 2020 and 2019 had a significant impact on the results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15(f), GI Dynamics carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Certifying Officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020 in enabling GI Dynamics to record, process, summarize and report information required to be included in its periodic SEC filings within the required time period.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, the Certifying Officers conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the first fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The evaluation performed by the Certifying Officers resulted in a conclusion that no such changes occurred.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors.

In addition to the other information contained elsewhere in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 27, 2020, which could materially affect the Company business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks faced by the Company. Additional risks that we do not presently know or that we currently believe are immaterial could also materially and adversely affect any of the Company business, financial condition or future results. The trading price of the Company’s CDIs may decline due to these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as previously disclosed on the Company’s Current Reports on Form 8-K filed with the SEC, the Company did not issue any unregistered equity securities during the three months ended March 31, 2020.

Item 6. Exhibits.

Exhibit No:	Description

10.1†	Board Member Agreement by and between GI Dynamics, Inc. and Praveen Tyle, incorporated by reference to Exhibit 10.2 of GI Dynamics, Inc.’s Current Report on Form 8-K filed with the SEC on March 3, 2020.

10.2†	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.4 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2014.

10.3*	Sixth Amendment to Note Purchase Agreement, dated June 15, 2017, between GI Dynamics, Inc. and Crystal Amber Fund Limited, as purchaser, dated March 31, 2020.

10.4*	Sixth Amendment to Senior Secured Convertible Promissory Note, dated June 15, 2017, by and between GI Dynamics, Inc. and Crystal Amber Fund Limited, dated March 31, 2020.

31.1*	Certification of principal executive officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.

31.2*	Certification of principal financial officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.

32.1‡	Certification of principal executive officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2‡	Certification of principal financial officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Database

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

‡	Furnished herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GI Dynamics, Inc.

Date: May 6, 2020	By:	/s/ SCOTT W. SCHORER
Scott W. Schorer
President and Chief Executive Officer
(principal executive officer)

Date: May 6, 2020	By:	/s/ CHARLES R. CARTER
Charles R. Carter Chief Financial Officer, Secretary
(principal financial and accounting officer)