Form 10-Q
period 2020-06-30
GI DYNAMICS, INC.
filed 2020-08-07
CIK 1245791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The total number of shares of the registrant’s common stock outstanding on August 1, 2020, was 75,000,000.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements as defined in Section 27A of the United States Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. These forward-looking statements concern Company business, operations, financial performance and condition as well as plans, objectives and expectations for Company business, operations and financial performance and condition. Any statements contained in this Quarterly Report on Form 10-Q that are not of historical facts may be deemed to be forward-looking statements. The forward-looking statements are contained principally in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, but are not limited to, statements about the Company’s:

●	expectations with respect to the Company’s intellectual property position;

●	expectations with respect to clinical trials for EndoBarrier®;

●	expectations with respect to regulatory submissions and receipt and maintenance of regulatory approvals;

●	the severity, magnitude and duration of the COVID-19 pandemic, including impacts of the pandemic and of businesses’ and governments’ responses to the pandemic on our clinical trials and personnel;

●

our inability to predict the extent to which the COVID-19 pandemic and related impacts will continue to adversely impact our business operations, financial performance, results of operations, financial position and the achievement of our strategic objectives;

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

GI DYNAMICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2020

i

References

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “GI Dynamics” and “the Company” refer to GI Dynamics, Inc. and its direct and indirect consolidated subsidiaries.

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

ii

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

GI Dynamics, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash	$733	$2,499
Restricted cash	30	30
Prepaid expenses and other current assets	3,698	1,230
Total current assets	4,461	3,759
Property and equipment, net	27	42
Operating lease right-of-use assets, net of amortization	316	386
Total assets	$4,804	$4,187
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$901	$636
Accrued expenses	1,230	1,353
Short term debt to related party	5,784	5,000
Short term debt, other	195	—
Derivative liabilities	—	10
Short term operating lease liabilities	171	169
Total current liabilities	8,281	7,168
Long term debt to related party, net of debt discount	2,088	—
Long term lease liabilities	145	217
Total liabilities	10,514	7,385
Commitments and contingencies
Stockholders’ deficit:
Common stock, $0.01 par value – 75,000,000 shares authorized; 36,598,291 shares issued and outstanding	366	366
Additional paid-in capital	284,089	280,928
Accumulated deficit	(290,165)	(284,492)
Total stockholders’ deficit	(5,710)	(3,198)
Total liabilities and stockholders’ deficit	$4,804	$4,187

The accompanying notes are an integral part of these unaudited consolidated financial statements

GI Dynamics, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$858	$810	$2,031	$1,620
Sales and marketing	—	6	—	22
General and administrative	1,628	1,393	3,171	2,737
Total operating expenses	2,486	2,209	5,202	4,379
Loss from operations	(2,486)	(2,209)	(5,202)	(4,379)

Other income (expense):
Interest income	—	—	—	3
Interest expense	(352)	(5,912)	(636)	(6,089)
Foreign exchange gain (loss)	(2)	15	(12)	6
Gain on write-off of accounts payable	—	61	—	90
Re-measurement of derivative liabilities	—	(1,687)	—	(1,688)
Other income	13	—	187	—
Other income (expense), net	(341)	(7,523)	(461)	(7,678)
Loss before income taxes	(2,827)	(9,732)	(5,663)	(12,057)
Provision for income taxes	5	26	10	32
Net loss	$(2,832)	$(9,758)	$(5,673)	$(12,089)

Basic and diluted net loss per common share	$(0.08)	$(0.51)	$(0.16)	$(0.63)
Weighted-average number of common shares used in basic and diluted net loss per common share	36,598,291	19,277,545	36,598,291	19,277,545

The accompanying notes are an integral part of these unaudited consolidated financial statements

GI Dynamics, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

(In thousands, except share amounts)

(unaudited)

	Common Stock		Common Stock subscribed but unissued		Additional		Total
THREE MONTHS ENDED JUNE 30, 2020	Shares	Par Value	Shares	Carrying Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at April 1, 2020	36,598,291	$366	—	$—	$283,905	$(287,333)	$(3,062)
Stock-based compensation expense	—	—	—	—	184	—	184
Net loss	—	—	—	—	—	(2,832)	(2,832)
Balance at June 30, 2020	36,598,291	$366	—	$—	$284,089	$(290,165)	$(5,710)

	Common Stock		Common Stock subscribed but unissued		Additional		Total
THREE MONTHS ENDED JUNE 30, 2019	Shares	Par Value	Shares	Carrying Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at April 1, 2019	19,277,545	$193	—	$—	$263,580	$(269,490)	$(5,717)
Reclassification of derivative liabilities to additional paid-in capital upon stockholder approval	—	—	—	—	5,784	—	5,784
Conversion of notes payable to related party	—	—	9,072,197	5,991		—	5,991
2017 Note modification	—	—	—	—	55	—	55
Stock-based compensation expense	—	—	—	—	57	—	57
Net loss	—	—	—	—	—	(9,758)	(9,758)
Balance at June 30, 2019	19,277,545	$193	9,072,197	$5,991	$269,476	$(279,248)	$(3,588)

	Common Stock		Common Stock subscribed but unissued		Additional		Total
SIX MONTHS ENDED JUNE 30, 2020	Shares	Par Value	Shares	Carrying Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at January 1, 2020	36,598,291	$366	—	$—	$280,928	$(284,492)	$(3,198)
Relative fair value of warrants and beneficial conversion feature in connection with August 2019 Note	—	—	—	—	2,765	—	2,765
Stock-based compensation expense	—	—	—	—	396	—	396
Net loss	—	—	—	—	—	(5,673)	(5,673)
Balance at June 30, 2020	36,598,291	$366	—	$—	$284,089	$(290,165)	$(5,710)

	Common Stock		Common Stock subscribed but unissued		Additional		Total
SIX MONTHS ENDED JUNE 30, 2019	Shares	Par Value	Shares	Carrying Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at January 1, 2019	19,277,545	$193	—	$—	$263,521	$(267,159)	$(3,445)
Reclassification of derivative liabilities to additional paid-in capital upon stockholder approval	—	—	—	—	5,784	—	5,784
Conversion of notes payable to related party	—	—	9,072,197	5,991	—	—	5,991
2017 Note modification	—	—	—	—	55	—	55
Stock-based compensation expense	—	—	—	—	116	—	116
Net loss	—	—	—	—	—	(12,089)	(12,089)
Balance at June 30, 2019	19,277,545	$193	9,072,197	$5,991	$269,476	$(279,248)	$(3,588)

The accompanying notes are an integral part of these unaudited consolidated financial statements

GI Dynamics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net loss	$(5,673)	$(12,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15	17
Re-measurement of derivative liabilities	—	1,688
Reclassification of warrant from derivative liabilities to other income	(10)	—
Non-cash interest expense	633	6,086
Stock-based compensation expense	396	116
Non-cash change in accrued compensation	—	(22)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,468)	(204)
Accounts payable	265	(136)
Accrued expenses	(466)	(743)
Net cash used in operating activities	(7,308)	(5,287)
Investing activities
Purchases of property and equipment	—	(5)
Net cash used in investing activities	—	(5)
Financing activities
Debt issuance costs	—	(87)
Proceeds from Paycheck Protection Program loan	195	—
Proceeds from short term and long term debt, related party	5,347	4,000
Net cash provided by financing activities	5,542	3,913
Net decrease in cash	(1,766)	(1,379)
Cash and restricted cash at beginning of period	2,529	3,836
Cash and restricted cash at end of period	$763	$2,457
Supplemental disclosures of cash flow information and non-cash activities
Income taxes paid	10	32
Interest paid	3	394
Warrants issuance recorded to APIC and debt discount	2,330	—
Beneficial conversion feature discount associated with August 2019 Note	435	—
Modification of 2017 Note	—	55
Right-of-use asset obtained in exchange for lease liability	—	509
Conversion of notes payable to related party	—	5,991
Reclassification of warrant from derivative liabilities to additional paid-in capital	—	5,784
Fair value of warrants issued with Notes to Related Party	—	4,072

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

Going Concern Evaluation

As of June 30, 2020, the Company’s primary source of liquidity is its cash and restricted cash balances. GI Dynamics is currently focused primarily on obtaining CE mark approval to allow commercialization in select markets and on conducting its clinical trials which will support future regulatory submissions and potential commercialization activities. Until the Company is successful in gaining regulatory approvals, including CE mark, it is unable to sell the Company’s product in any market at this time. Without revenues, GI Dynamics is reliant on funding obtained from investment in the Company to maintain business operations until the Company can generate positive cash flows from operations. The Company cannot predict the extent of future operating losses and accumulated deficit, and it may never generate sufficient revenues to achieve or sustain profitability.

GI Dynamics has incurred operating losses since inception and at June 30, 2020, had an accumulated deficit of approximately $290 million and a working capital deficit of approximately $3.8 million. The Company expects to incur significant operating losses for the next several years. At June 30, 2020, the Company had approximately $760 thousand in cash and restricted cash.

The Company completed an initial public offering on the Australian Securities Exchange (“ASX”) on September 2, 2011. The Company’s Chess Depository Interests (“CDIs”), which represented 1/50th of a share of the Company’s Common Stock were publicly traded until July 22, 2020, when the Company completed all requirements and was removed from the Official List of the ASX (the “Delisting”, described more fully in Note 10 of the consolidated financial statements). On Delisting, all CDIs were automatically converted to shares of Common Stock with any resulting fractional shares being redeemed by the Company for cash payment. Although the Company is not listed on any public exchange, the Company remains subject to all SEC reporting requirements.

Currently, the Company and Crystal Amber Fund Limited (“Crystal Amber”) have executed a non-binding term sheet for the sale of up to $10 million of shares of Series A Preferred Stock (the “Proposed Offering”) which is expected to close in August or September 2020. Additionally, Crystal Amber has purchased the June 2020 Convertible Note and the August 2020 Convertible Note (together the “2020 Notes”, individually described in detail in Note 8 of the consolidated financial statements) which is expected to fund operations until the anticipated Series A Preferred Stock offering initial close date (the “Initial Close”). On Initial Close, Crystal Amber will provide $5 million, less the 2020 Notes principal balance and any legal fees incurred by Crystal Amber to be paid by the Company in connection with the Proposed Offering. Crystal Amber may sell a portion of the remaining $5 million in the Proposed Offering to additional investors and will purchase any shares of the Proposed Offering that remain unsubscribed by additional investors at October 31, 2020. The Company expects that the cash received in the Proposed Offering will be sufficient to fund the Company’s operations through the later of obtaining of CE mark approval or March 31, 2021, after which additional financing will be required to continue the Company’s operations. Further additional financing will be required to fund operations until the Company achieves sustainably positive cash flow. There can be no assurance that any potential financing opportunities will be available on acceptable terms, if at all. If the Company is unable to raise sufficient capital on the Company’s required timelines and on acceptable terms to stockholders and the Board of Directors, it could be forced to reduce or cease operations that may include activities essential to support regulatory applications to commercialize EndoBarrier, file for bankruptcy, or undertake a combination of the foregoing.

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

2. Significant Accounting Policies and Basis of Presentation

The consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations.  These interim consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 27, 2020. The Company’s balance sheet at December 31, 2019 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements.

In our opinion, the consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of June 30, 2020 and the results of our operations and cash flows for the three and six months ended June 30, 2020 and 2019. Such adjustments are of a normal recurring nature. In addition, certain reclassifications of prior period balances have been made to conform to the current period presentation.

Accounting policy relating to authorized share allocation to outstanding shares and instruments

In determining the sufficiency of the number of shares of common stock authorized by shareholders for issuance, the Company accounts for all issued and outstanding shares of common stock as well as all shares of common stock underlying any convertible or exercisable instruments. In order to determine the sufficiency of authorized shares of common stock, the authorized shares are allotted first to the issued and outstanding shares, then sequentially to any additional relevant instruments in order of decreasing time to maturity or termination. Any instrument that does not have sufficient authorized shares of common stock to allow conversion or exercise is reclassified, if needed, as a liability recorded at fair value until sufficient shares of common stock are authorized, at which time the classification returns to the classification determined in the original accounting analysis of the instrument.

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13, which provides guidance focused on the disclosure requirements for disclosing fair value estimates, assumptions, and methodology. This ASU removed requirements to disclose details around amount and reasoning for level 1 to level 2 transfers, timing policies for transfer between levels and the valuation processes for level 3 fair value measurements. Modified requirements include details regarding net asset redemption restrictions and timing related to uncertainty disclosures. Further, this ASU added required disclosures of changes in unrealized gains and losses for recurring level 3 measurements held as of the reporting date and disclosures around the range and weighted average of significant inputs used to develop level 3 fair value measurements. These amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption was permitted upon issuance of this update, however the Company declined early adoption. The Company adopted this ASU on January 1, 2020 and concluded that it had no impact on its consolidated financial statements.

3. Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of shares of Common Stock outstanding during the period. Potential common stock equivalents are determined using the treasury stock method. For diluted net loss per share purposes, stock options and other stock-based awards are excluded, including shares issued as a result of option exercises but which are subject to repurchase by the Company, whose effect would be anti-dilutive from the calculation. For diluted net loss per share purposes, derivatives to purchase shares of common stock or CDIs are treated identically because shares of common stock and CDIs are interchangeable at the sole election of the stockholder. For diluted net loss per share purposes, options and warrants conferring the right to purchase shares of common stock or CDIs are excluded from diluted net loss per share calculations as inclusion would have an anti-dilutive effect. During the three and six months ended June 30, 2020 and 2019, common stock equivalents were excluded from the calculation of diluted net loss per common share, as their effect was anti-dilutive due to the net loss incurred. Therefore, basic and diluted net loss per share was the same in all periods presented.

The following potentially dilutive securities have been excluded from the computation of diluted weighted- average shares outstanding as of June 30, 2020 and 2019, as they would be anti-dilutive:

	Six Months Ended June 30,
	2020	2019
Warrants to purchase common stock	4,625,425	8,277,081
Options to purchase common stock and other stock-based awards	3,274,221	1,545,719
Total	7,899,646	9,822,800

4. Warrants to Purchase Common Stock or CDIs

The following series of warrants were outstanding and exercisable at June 30, 2020 and 2019 (warrants to purchase CDIs presented as shares at a 50 CDI per share ratio):

		Number of underlying	Exercise price per	June 30,
Warrant Series	Issue Date	shares	share	2020	2019
Consultant warrant	May 4, 2016	28,532	$0.64	28,532	28,532
2018 Warrant (1)	May 24, 2018	1,944,444	$0.72	—	1,944,444
August 2019 Warrant (2)	January 13, 2020	4,596,893	$1.00	4,596,893	—
March 2019 Warrant	March 15, 2019	1,579,696	$0.64	—	1,579,696
May 2019 Warrant	May 8, 2019	4,724,409	$0.64	—	4,724,409
Total Outstanding and Exercisable				4,625,425	8,277,081
Weighted average exercise price				$1.00	$0.66

(1)	Exercise price was initially $0.90 per share, but was adjusted to $0.72 in November 2018

(2)	Financing arranged in August 2019, but funding and the associated issuance of the related warrant did not occur until January 13, 2020

On May 4, 2016, the Company entered into a consulting agreement pursuant to which a consulting firm provides strategic advisory, finance, accounting, human resources and administrative functions, including chief financial officer services, to the Company. In connection with the consulting agreement, the Company granted the consulting firm a warrant (“Consultant Warrant”) to purchase up to 28,532 shares of the Company’s common stock at an exercise price per share equal to $0.64. The Consultant Warrant is fully vested and expires on May 4, 2021. As of June 30, 2020, the Consultant Warrants had not been exercised.

On August 21, 2019, GI Dynamics and Crystal Amber entered into a securities purchase agreement for a total funding of up to approximately $10 million (the “August 2019 SPA”) comprised of the scheduled exercise of the 2018 Warrant, the March 2019 Warrant, and the May 2019 Warrant (totaling 8,248,549 shares of common stock purchased for approximately $5.4 million) and the issue and sale of an Unsecured Convertible Note for up to approximately $4.6 million (the “August 2019 Note”), which included an agreement to issue a warrant (the “August 2019 Warrant”) to purchase up to 229,844,650 CDIs (representing 4,596,893 shares of common stock) for an exercise price of $0.02 per CDI issued on exercise. On December 16, 2019, stockholders approved the issuance of the August 2019 Warrant, which was issued on January 13, 2020 upon funding of the August 2019 Note.

5. Fair Value Measurements

Information about the Company’s assets and liabilities that are measured at fair value initially or on a recurring basis as of June 30, 2020 and December 31, 2019 is provided below and includes the fair value hierarchy of the valuation techniques the Company used to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, requiring the Company to develop its own assumptions for the asset or liability.

On March 31, 2020, the classification of the Consultant Warrant was re-evaluated, and the Company re-classified it as an equity instrument. On March 31, 2020, this reclassification resulted in a credit to Other Income.

On June 18, 2020, a convertible note was issued to Crystal Amber, the terms of which included a mandatory conversion of outstanding principal and interest into shares issued in the next Qualified Financing, and currently expected to be the Series A Preferred Stock contemplated in the Proposed Financing, at a conversion price equal to 80% of the price per share of Series A Preferred Stock. The fair value of the convertible note was determined using directly observable Level 2 inputs including the time period to the Proposed Offering, accrued interest and the fixed conversion premium. The Company has elected the interest method of accretion to approximate fair value, so the June 2020 Note is not re-measured on a recurring basis.

Cash, restricted cash, prepaid expenses and other current assets, accounts payable, accrued expenses, short-term debt to related party, excluding the June 2020 convertible note, and other current liabilities at June 30, 2020 and December 31, 2019 are carried at amounts that approximate fair value due to their short-term maturities and highly liquid nature of these instruments.

6. Concentrations of Credit Risk and Related Valuation Account

Financial instruments that subject the Company to credit risk primarily consist of cash and restricted cash. Cash balances are maintained with high quality financial institutions, and consequently, the Company believes that such funds are subject to minimal credit risk. The Company’s short-term investments potentially subject the Company to concentrations of credit risk. GI Dynamics has adopted an investment policy that limits the amounts it may invest in any one type of investment and requires all held investments to hold at least an A rating from a recognized credit rating agency, thereby reducing credit risk concentration.

7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Payroll and related liabilities	$362	$531
Professional fees	162	335
Credit refunds	—	164
Interest payable	594	250
Other	112	73
Total	$1,230	$1,353

In 2017, following notification by the Medicines and Healthcare Products Regulatory Agency (“MHRA”), the Company notified its customers to return their inventory on hand. The Company calculated an estimate for returns, reversed its revenue and recorded an accrued expense estimate of $202 thousand of product return related costs in addition to $77 thousand of credit memos granted to customers. Through December 31, 2019, this reserve had various claims and adjustments of $115 thousand. On March 31, 2020, the Company reversed the remaining accrual for $164 thousand and recognized Other Income as the Company concluded that the likelihood that further claims will be made was remote, given the amount of time having lapsed since product expiry, during which the Company has not received any such claims.

Accrued interest at June 30, 2020 includes interest on the 2017 Note since January 1, 2019, the August 2019 Note since January 13, 2020, and the June 2020 Note since June 18, 2020.

8. Notes Payable

2017 Convertible Note Financing

On June 15, 2017, the Company entered into a Note Purchase Agreement (“2017 NPA”) by and between the Company and Crystal Amber, a Related Party. Pursuant to the 2017 NPA, the Company issued and sold to Crystal Amber, a Senior Secured Convertible Promissory Note in an aggregate original principal amount of $5.0 million (the “2017 Note”).

The 2017 Note accrues interest at an annually compounded rate of 5% per annum, other than during the continuance of an event of default, when the 2017 Note accrues interest at a rate of 8% per annum. The entire outstanding principal balance and all unpaid accrued interest thereon was initially due on the original maturity date of December 31, 2018, and, as announced on July 1, 2020, was most recently amended to extend the maturity date to July 31, 2020.

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

On July 13, 2020, Crystal Amber provided the Company with a notice of optional conversion of the 2017 Note. On the conversion date, the principal of $5 million and the accrued and unpaid interest of $390,240 totaled $5,390,240. The conversion price was based on the 5-day volume weighted average close price (“VWAP”) per CDI for the 5 trading days immediately preceding the date of notice. The price per CDI closed at A$0.003 each day, making the VWAP A$0.003, which equaled $0.002093 per CDI or $0.10467 per share of Common Stock. The Note converted into 2,574,873,400 CDIs, which is equal to 51,497,468 shares of Common Stock.

On receipt of the notice of conversion, the Company did not have sufficient authorized shares to issue to CHESS Depository Nominees, Ltd. (“CDN”) to enable the required number of CDIs to be allotted to Crystal Amber. The available 38,401,704 shares were issued to CDN, allowing the allotment of 1,920,085,200 CDIs to Crystal Amber. The Company and Crystal Amber executed a Right to Shares and Waiver Agreement in which the Company agreed to issue the remaining 13,095,764 shares of Common Stock owed under the conversion when the Company has filed an amended and restated certification of incorporation with the Delaware Secretary of State in connection with the consummation of the Proposed Financing and the Company has been delisted from the ASX. On July 22, 2020, the Company was removed from the Official List of the ASX (“Delisted”) and the CDN trust was subsequently dissolved, causing all CDIs to automatically convert to shares of Common Stock. The additional securities owed under the conversion will be issued as shares of Common Stock.

For the three and six months ended June 30, 2020, the Company recognized interest expense of $65 and $131 thousand, respectively, related to the 2017 Note. For the three and six months ended June 30, 2019, the Company recognized interest expense of $63 and $126 thousand, respectively, related to the 2017 Note as well as interest expense related to the additional debt discount liability of $55 thousand and $55 thousand, respectively.

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

For the three and six months ended June 30, 2020, the Company recorded accrued interest expense of $115 and $213 thousand, respectively, related to the August 2019 Note. For the three and six months ended June 30, 2020, the Company recognized interest expense of $138 and $256 thousand, respectively, from the amortization of the debt discount.

Paycheck Protection Program (“PPP”) Loan

On March 27, 2020, the CARES Act was signed into law in the United States providing economic assistance for American workers and families, small businesses, and preserves jobs for American industries.  On April 4, 2020, GI Dynamics submitted an application to a lending institution for a loan of approximately $200 thousand under the Paycheck Protection Program (“PPP”).  In accordance with the provisions of the PPP, the loan accrues interest at a rate of 1% and all or a portion of the loan may be forgiven if it is used to pay for qualifying costs such as payroll, rent and utilities. Amounts that are not forgiven will be repaid 2 years from the date of the loan. The loan was granted by the lending institution on May 8, 2020 and funds were received into the Company’s bank account on May 11, 2020. The Company believes expenditures of the loan proceeds are fully compliant with the terms for loan forgiveness.

To date, the Company’s lender has been unable to accept forgiveness applications and the Company intends to submit a forgiveness application as soon as the lender is able to receive and process forgiveness applications.

June 2020 Convertible Note

On June 18, 2020, the Company entered into a Note Purchase Agreement (“June 2020 NPA”) by and between the Company and Crystal Amber. Pursuant to the June 2020 NPA, the Company issued and sold to Crystal Amber, a Convertible Promissory Note in an aggregate original principal amount of $750,000 (the “June 2020 Note”).

The June 2020 Note accrues interest at an annually compounded rate of 5% per annum, other than during the continuance of an event of default, when the June 2020 Note accrues interest at a rate of 8% per annum. The entire outstanding principal balance and all unpaid accrued interest thereon becomes immediately due and payable at the sole discretion of Crystal Amber any time after December 18, 2020. The entire outstanding principal balance and all unpaid accrued interest under the June 2020 Note will mandatorily convert at the Initial Close of the Proposed Offering into shares of Series A Preferred Stock at a conversion price equal to 80% of the price per share of Series A Preferred Stock sold in the Proposed Offering.

The Company analyzed the June 2020 Note and its settlement features under ASC 480-10 Distinguishing Liabilities from Equity, and having determined that the predominant settlement feature is the mandatory conversion into shares of Series A Preferred Stock at the close of the Proposed Financing, the June 2020 Note and settlement features should be recorded at fair value as a liability. The Company initially recorded the fair value of the June 2020 Note as the principal value of the Note and will subsequently use the effective interest rate method to accrete the value of the conversion premium, recorded as a debt discount, and nominal interest over the period to expected conversion.

Prior to December 18, 2020, if a Company change of control event generates cash proceeds for the Company, Crystal Amber may, at its option, demand that the Company pay all accrued and unpaid interest plus 110% of the remaining outstanding unconverted principal balance. The Company may not prepay the June 2020 Note without the consent of Crystal Amber.

The Company considers the change in control premium to represent a cash settleable feature, thereby requiring derivative liability classification. On applying a probability adjusted present value of the premiums, the fair value was considered immaterial upon issuance and through the end of this reporting period.

For the three and six months ended June 30, 2020, the Company recorded interest expense of $2 thousand and $34 thousand for amortization of the debt discount.

August 2020 Convertible Note

On August 4, 2020, the Company entered into a Note Purchase Agreement (“August 2020 NPA”) by and between the Company and Crystal Amber. Pursuant to the August 2020 NPA, the Company issued and sold to Crystal Amber, a Convertible Promissory Note in an aggregate original principal amount of $500,000 (the “August 2020 Note”). The Company received $250 thousand on August 3, 2020 and the remaining $250 thousand on August 6, 2020.

The August 2020 Note accrues interest at an annually compounded rate of 5% per annum, other than during the continuance of an event of default, when the June 2020 Note accrues interest at a rate of 8% per annum. The entire outstanding principal balance and all unpaid accrued interest thereon becomes immediately due and payable at the sole discretion of Crystal Amber any time after February 4, 2021. The entire outstanding principal balance and all unpaid accrued interest under the June 2020 Note will mandatorily convert at the Initial Close of the Proposed Offering into shares of Series A Preferred Stock at a conversion price equal to 80% of the price per share of Series A Preferred Stock sold in the Proposed Offering.

The Company analyzed the August 2020 Note and its settlement features under ASC 480-10 Distinguishing Liabilities from Equity, and having determined that the predominant settlement feature is the mandatory conversion into shares of Series A Preferred Stock at the close of the Proposed Financing, the August 2020 Note and settlement features should be recorded at fair value as a liability. The Company initially recorded the fair value of the August 2020 Note as the principal value of the Note and will subsequently use the effective interest rate method to accrete the value of the conversion premium, recorded as a debt discount, and nominal interest over the period to expected conversion.

Prior to February 4, 2021, if a Company change of control event generates cash proceeds for the Company, Crystal Amber may, at its option, demand that the Company pay all accrued and unpaid interest plus 110% of the remaining outstanding unconverted principal balance. The Company may not prepay the August 2020 Note without the consent of Crystal Amber.

The Company considers the change in control premium to represent a cash settleable feature, thereby requiring derivative liability classification. On applying a probability adjusted present value of the premiums, the fair value was considered immaterial upon issuance and through the end of this reporting period.

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

The Company’s operating lease is reflected in the balance sheets. In the three and six months ended June 30, 2020, $44 and $88 thousand of lease expense was incurred and an additional $7 thousand of tax expense was accrued for property taxes associated with the leased facility. Other information related to leases was as follows (in 2019, other leases were all short term and excluded from the scope of ASC 842, Leases):

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Operating cash flows from operating leases in lease liability measurement	$88	$16
Operating cash flows from short term leases	88	92
Remaining long-term lease term in years	1.9	2.8
Discount rate	10%	10%

The maturity of the Company’s operating lease liability as of June 30, 2020 is as follows:

June 30, 2020
(in thousands)
2020	$90
2021	182
2022	76
Total future minimum lease payments	348
Less: imputed interest	32
Total liabilities	$316

Rent expense on non-cancelable operating leases was approximately $45 and $90 thousand for the three and six months ended June 30, 2020. Rent expense on non-cancelable operating leases was approximately $55 and $92 thousand for the three and six months ended June 30, 2019.

10. Stockholders’ Deficit

On December 19, 2019, GI Dynamics stockholders approved an increase of its authorized shares of common stock from 50 million to 75 million.

As of June 30, 2020, the authorized capital stock of the Company consists of 75.5 million shares, of which 75 million shares are designated as common stock and 500 thousand shares are designated as preferred stock.

On May 26, 2020, the Company filed a definitive proxy statement and Notice of Stockholder Meeting with the Securities and Exchange Commission in the United States and with ASX in Australia. The proposal to be voted by shareholders was to formally apply for removal from the Official List of the ASX (the “Delisting”). On June 20, 2020, stockholders approved the Delisting and notice was given to the market that a formal Delisting application had been submitted to ASX. The Company was not offering any share purchase facilities under the Delisting plan. After a 30-day trading period ending 4:00 p.m. July 22, 2020 Australian Eastern Standard Time, the Company was Delisted. All CDIs were converted to shares of Common Stock before the CDN was dissolved. Registered holders converting CDIs such that a fractional common share is generated will receive cash payment for such fractional share. The Company’s SEC reporting requirements shall still be in effect, even though the Company’s securities are not listed on any exchange.

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

In August 2011, the Board of Directors adopted the 2011 Employee, Director and Consultant Equity Incentive Plan (the “2011 Plan”, together with the 2003 Plan, the “Plans”) as the successor to the 2003 Plan. Under the 2011 Plan, the Company may grant incentive stock options, nonqualified stock options, restricted and unrestricted stock awards and other stock-based awards. As of June 30, 2020, an additional 554,866 shares of common stock were available for grant under the Company’s 2011 Plan.

In addition, the 2011 Plan allows for an annual increase in the number of shares available for issue under the 2011 Plan commencing on the first day of each fiscal year during the period beginning in fiscal year 2012 and ending in fiscal year 2020. The annual increase in the number of shares shall be equal to the lowest of:

●	500 thousand shares;

●	4% of the number of shares of Common Stock outstanding as of such date; and

●	an amount determined by the Board of Directors or the Company’s compensation committee. Accordingly, during each of the quarters ended March 31, 2020 and March 31, 2019, 500 thousand shares were added to the 2011 Plan.

Stock-Based Compensation

Stock-based compensation is reflected in the consolidated statements of operations as follows for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$15	$16	$28	$32
General and administrative	169	41	368	84
	$184	$57	$396	$116

The stock options granted under the Plans generally vest over a four-year period and expire ten years from the date of grant.

The weighted-average assumptions used to estimate the fair value of employee stock options using the Black-Scholes option-pricing model were as follows for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Expected volatility	164.9%	126.1%	164.9%	126.1%
Expected term (in years)	5.84	6.05	5.84	6.05
Risk-free interest rate	0.9%	1.8%	0.9%	1.8%
Expected dividend yield	0%	0%	0%	0%

Stock Options

The following table summarizes share-based activity under the Company’s stock option plans for the six months ended June 30, 2020:

	Shares of Common Stock Attributable to Options	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2019	3,096,154	$1.47	8.3	$—
Granted	90,000	$0.23	—	$—
Cancelled	(161,933)	$0.83	—	$—
Outstanding at June 30, 2020	3,024,221	$1.47	8.4	$—
Vested or expected to vest at June 30, 2020	3,024,221	$—	—	$—
Exercisable at June 30, 2020	775,930	$2.74	6.6	$—

The majority of the Company’s option grants vest 25% on the first anniversary of the grant date, and in a quarterly straight-line rate thereafter until fully vested on the fourth anniversary of the grant date. The weighted average grant date fair value for options granted in the six-month period ended June 30, 2020, was $0.18. The unrecognized stock compensation expense at June 30, 2020 was $1.8 million and was expected to be recognized over a weighted average period of 2.9 years from June 30, 2020.

The Company has recorded non-employee stock-based compensation expense of approximately $1 thousand and $nil during the six-month period ended June 30, 2020 and 2019, respectively, which is included in total stock-based compensation expense. The unrecognized compensation expense associated with outstanding non-employee grants was $2 thousand and $nil at June 30, 2020 and 2019, respectively.

On February 28, 2020, the Company’s Board of Directors approved, subject to stockholder approval per ASX Listing Rule 10.14, the grant of stock options (“NED Options”) conferring the right to purchase up to 30 thousand shares of the Company’s common stock to Praveen Tyle, a non-executive director pursuant to the Company’s 2011 Plan. The exercise price is $0.20 per share of common stock and the NED Options will vest in full on February 28, 2021 if Dr. Tyle remains a director of the Company through that date. The NED Options will vest immediately on a change in control event. The NED Options are immediately exercisable, subject to repurchase rights if purchased prior to vesting. The NED Options will be cancelled immediately upon termination of service as a director, unless such termination is the result of a defined change in control event, in which case the NED Options will be cancelled 12 months after such termination. As of June 30, 2020, stockholders had not yet approved the NED Options.

On February 15, 2020, the Company granted a consultant an option to purchase up to 10 thousand shares of common stock at a price of $0.40 per share. The option vests in equal monthly amounts over a 24-month period and expires in 10 years.

At June 30, 2020, the Company had unvested outstanding options to purchase 7,915 shares of common stock granted to non-employees.

Performance Stock Units

Each performance stock unit (“PSU”) represents a contingent right to receive one share of the Company’s common stock. There is no consideration payable on the vesting of PSUs issued under the Plans. Upon vesting, the PSUs are exercised automatically and settled in shares of the Company’s common stock. During the six months ended June 30, 2020, the Company awarded no PSUs to employees and directors of the Company.

The following table summarizes information related to PSU activity for the six months ended June 30, 2020:

	Number of Units	Weighted- Average Contractual Life	Aggregate Intrinsic Value
		(in years)	(in thousands)
Outstanding at December 31, 2019	250,000	6.23	$149
Granted	—
Exercised	—
Cancelled	—	—	—
Outstanding at June 30, 2020	250,000	5.73	$25

The aggregate intrinsic value at June 30, 2020 noted in the table above represents the closing price of the Company’s common stock multiplied by the number of PSUs outstanding. The fair value of each PSU award equals the closing price of the Company’s common stock on the date of grant.

At June 30, 2020, 250 thousand of the PSUs outstanding vest on the achievement of certain milestones. When achievement of the milestone is deemed probable, the Company will expense the compensation of the respective stock award over the implicit service period.

At June 30, 2020, the Company recognized no stock-based compensation related to performance-based vesting of PSUs.

As of June 30, 2020, there was approximately $200 thousand of unrecognized stock-based compensation expense related to non-vested PSU awards that have performance-based vesting.

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

Geographic Reporting

The Company has historically reported various geographic segments but does not do so currently as the right-of-use asset of approximately $463 thousand and all long-lived assets, comprised of property and equipment of approximately $27 thousand are all held in the U.S. at June 30, 2020. Additionally, the Company did not have revenue in any geography for the three and six months ended June 30, 2020 and 2019, respectively.

Major Customers

The Company did not recognize any revenue for the three and six months ended June 30, 2020 and 2019, respectively.

13. Subsequent Events

Material events occurring subsequent to June 30, 2020 detailed within the relevant sections above include the conversion of the 2017 Note and the issuance of the August 2020 Note (both described in Note 8 of the Notes to the Consolidated Financial Statements), and the Company Delisting from the ASX (described in Note 10 of the Notes to the Consolidated Financial Statements).

On July 13,2020, Crystal Amber and the Company entered into a non-binding term sheet that establishes agreement on key terms of the Proposed Financing. Components of the term sheet include, but are not limited to, shareholders authorizing the necessary shares included in the Proposed Financing transaction; Delisting from the Official List of ASX, which occurred on July22, 2020; Exchange or amendment of the August 2019 Convertible Note to new terms and a conversion price per share of Common Stock of 200% of the per share price of the Series A Preferred Stock sold in the Proposed Financing; cancellation of the Warrant issued to Crystal Amber on January 13, 2020 and the Company agreement to negotiate the cancellation of the Consultant Warrant. The non-binding term sheet also addresses certain rights and preferences of the Series A Preferred Stock, including, but not limited to, liquidation preference of 120% of the price paid in the Proposed Financing and subsequent participation on an as-converted basis; automatic 1:1 conversion to shares of Common Stock in the event of a qualified IPO; Board of Director appointment rights, and other terms customary for Preferred Stock in this type of transaction. The ASX announcement outlining the terms of the non-binding term sheet is available on the Company website using the link http://investor.gidynamics.com/investors/financial-information/default.aspx or on the ASX announcement website at https://www.asx.com.au/asxpdf/20200720/pdf/44knm99nrgt4md.pdf

On July 16, 2020, the four then-current members of the Board of Directors of the Company advised the Company of their intent, subsequent to Delisting, to appoint a new member to the Board of Directors, then resign. On July 23, 2020, each member of the Board of Directors submitted a resignation letter to be effective at 5:00 p.m. July 29, 2020. On July 29, prior to 5:00 p.m. each Board member retracted their resignation and withdrew the corresponding resignation letter given that the Board believed that each member should continue to serve for proper corporate governance practices until the definitive documentation for the proposed $10 million Series A Preferred Stock financing is executed.

The intentions to resign are not a result of any dispute or disagreement with the Company or the Board on any matter relating to the operations, policies or practices of the Company.

On July 23, 2020 the Company entered into a Retention Bonus Agreement and Amendment with Scott Schorer, the Company’s Chief Executive Officer, setting forth the terms of Mr. Schorer’s continued employment as CEO through at least December 31, 2020 (the “Retention Period”). In lieu of any severance benefits Mr. Schorer would otherwise be entitled to per the Amended and Restated Offer Letter of September 19, 2019 (the “Offer Letter”), the Company paid Mr. Schorer a one-time cash bonus of approximately $609 thousand, subject to tax withholding (“the Retention Bonus”). The Retention Bonus is subject to pro-rata forfeiture and repayment if Mr. Schorer leaves the Company prior to December 31, 2020, without Good Cause as defined in the Offer Letter or if terminated for Cause. The pro-rata forfeiture and repayment schedule is as follows: (i) termination between August 1, 2020 and August 31, 2020: 5/6 of Retention Bonus to be repaid (i.e., approximately $508 thousand); (ii) termination between September 1, 2020 and September 30, 2020: 4/6 of Retention Bonus to be repaid (i.e., approximately $406 thousand); (iii) termination between October 1, 2020 and October 31, 2020: 3/6 of Retention Bonus to be repaid (i.e., approximately $305 thousand); (iv) termination between November 1, 2020 and November 30, 2020: 2/6 of Retention Bonus to be repaid (i.e., approximately $203 thousand); (v) termination between December 1, 2020 and December 31, 2020: 1/6 of Retention Bonus to be repaid (i.e., approximately $102 thousand); and (vi) termination after December 31, 2020: 0/6 of Retention Bonus to be repaid (i.e., $0.00). Additionally, in lieu of any performance bonus Mr. Schorer may be entitled to per the Offer Letter, Mr. Schorer is eligible for a milestone bonus of up to $100 thousand, subject to tax withholding, for achieving the receipt of European CE mark approval and/or achieving approval of the I-Step clinical trial in India during the Retention Period. If Mr. Schorer’s employment is terminated without cause or if Mr. Schorer resigns for Good Reason as defined in the Offer Letter, and a milestone is subsequently attained, Mr. Schorer will be entitled to a pro-rata portion of the Milestone Bonus based on the percentage of the Retention Period that Mr. Schorer remained employed by the company. Mr. Schorer’s salary will remain at an annualized $450 thousand and should Mr. Schorer continue employment after the Retention Period, the performance bonus provision in the Offer Letter resumes January 1, 2021. In the event Mr. Schorer’s employment is terminated for any reason following the Effective Date of the Retention Bonus Agreement and Amendment, whether voluntarily or involuntarily, then Mr. Schorer will provide consulting services to the Company at a rate of $325 per hour on a part-time basis averaging ten hours per month, subject to adjustment by the parties (the “Consulting Services”), for a period of six months following such termination (the “Consulting Term”), subject to earlier termination by mutual agreement of the parties.

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

For financial reporting purposes, the Company has one reportable segment, which designs, manufactures and plans to market EndoBarrier.

To date, GI Dynamics has devoted substantially all of its efforts to research and development, business planning, clinical research, clinical study management, reimbursement development, product commercialization, acquiring operating assets and raising capital. GI Dynamics has incurred significant operating losses since its inception in 2003. As of June 30, 2020, the Company had an accumulated deficit of approximately $290 million. The Company expects to incur net losses for the next several years while it continues to evaluate which markets are appropriate to continue pursuing reimbursement, market awareness and general market development efforts, and continues to restructure its business and costs, establish new priorities, continue limited research, and evaluate strategic options.

GI Dynamics has raised net proceeds of approximately $279.3 million through sales of the Company’s equity and placement of debt, of which $9.3 million was raised through the Company’s 2019 financings and approximately $1.3 million has been raised in 2020 financings, inclusive of the August 2020 Note.

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

On March 31, 2020, the maturity date of the 2017 Note was extended to May 1, 2020. On April 30 , 2020, the maturity date of the 2017 Note was extended to May 15, 2020. On May 15, 2020, the maturity date of the 2017 Note was extended to June 15, 2020. On June 15, 2020, the maturity date of the 2017 Note was extended to June 29, 2020.  On June 29, 2020, the maturity date of the 2017 Note was extended to July 31, 2020.

On May 11, 2020, the Company received approximately $200 thousand from a lender under the Paycheck Protection Program (“PPP”) Loan program of the 2020 CARES Act. The PPP loan accrues interest at 1% with payments deferred for six months and a maturity date two years from loan approval. The Company may apply for loan forgiveness subject to completion of an application and appropriate use of the loan proceeds as defined in the PPP loan structure. The Company must use a defined portion of the proceeds for payroll and the remainder for qualified facilities expenses during a defined measurement period. The Company has completed the measurement period and believes all conditions for forgiveness were met. The Company will apply for loan forgiveness when the lender accepts applications for forgiveness.

On June 18, 2020, the Company entered into a Note Purchase Agreement (“June 2020 NPA”) with Crystal Amber, pursuant to which, the Company issued and sold to Crystal Amber, a Convertible Promissory Note in an aggregate original principal amount of $750 thousand (the “June 2020 Note”). The note and accrued interest will mandatorily convert at the Initial Close of the Proposed Offering into shares of Series A Preferred Stock at a conversion price equal to 80% of the price per share of Series A Preferred Stock sold in the Proposed Offering, otherwise, the note and accrued interest become immediately due and payable at the sole discretion of Crystal Amber any time after December 18, 2020.

On July 13, 2020, Crystal Amber provided the Company with a notice of optional conversion of the 2017 Note, thereby converting the principal of $5 million and the accrued and unpaid interest of $390 thousand into 2,574,873,400 CDIs, which is equal to 51,497,468 shares of Common Stock. On receipt of the notice of conversion, the Company did not have sufficient authorized shares to allow full conversion. The available 38,401,704 shares were issued to CDN, allowing the allotment of 1,920,085,200 CDIs to Crystal Amber and a Right to Shares and Waiver Agreement in which the Company agreed to issue the remaining 13,095,764 shares of Common Stock owed under the conversion when the Company has filed an amended and restated certification of incorporation with the Delaware Secretary of State in connection with the consummation of the Proposed Financing and the Company has been delisted from the ASX.

On July 22, 2020, GI Dynamics was removed from the Official List of the ASX and all CDIs were converted to shares of Common Stock. Although the Company’s securities are not traded on any exchange, the Company remains subject to SEC reporting requirements.

On August 4, 2020, the Company entered into a Note Purchase Agreement (“August 2020 NPA”) with Crystal Amber, pursuant to which, the Company issued and sold to Crystal Amber, a Convertible Promissory Note in an aggregate original principal amount of $500 thousand (the “August 2020 Note”). The note and accrued interest will mandatorily convert at the Initial Close of the Proposed Offering into shares of Series A Preferred Stock at a conversion price equal to 80% of the price per share of Series A Preferred Stock sold in the Proposed Offering, otherwise, the note and accrued interest become immediately due and payable at the sole discretion of Crystal Amber any time after February 4, 2021.

The Company’s costs include employee salaries and benefits, compensation paid to consultants, materials and supplies for research, costs associated with development activities including materials, sub-contractors, travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage, medical technology company. As of June 30, 2020, GI Dynamics has 15 full-time employees. The number of employees required to support the Company’s activities as it moves the EndoBarrier through the GI Dynamics STEP-1 clinical trial, as well as in the areas of research and development, sales and marketing, and general and administrative functions, may increase. GI Dynamics expects to continue to incur consulting expenses related to technology development that will increase as it enters into the recruitment phase of the STEP-1 and India clinical trials, and the Company expects to continue to incur expenses to protect its intellectual property.

On March 11, 2020, the World Health Organization declared the outbreak of a coronavirus (“COVID-19”) pandemic. As a result, economic uncertainties have arisen which, as of June 30, 2020, have negatively impacted GI Dynamics short term-operations, for example in delays in timing of regulatory audits and other key operational activities due to widespread sequestration and in facing enrollment pauses in our clinical trials due to the clinic-level restriction of elective procedures, for which EndoBarrier implantation qualifies. When operational activities are delayed, expenditures on certain items may decrease, such as travel. There is no certainty which reduced expenditures will result in higher than usual expenditures as activities resume and which will return to the expected rate. If the restrictions are limited in duration, the Company anticipates an ability to overcome delays and return to original timing estimates, but there can be no guarantee the duration and operational impact will be limited to the degree required. Additionally, market-level impacts may affect the timing or the negotiation of terms in the Company’s financing efforts. These and other financial impacts that could occur may appear as positive or negative impacts to the Company’s future financial statements.

The amount that GI Dynamics spends for any specific purpose may vary significantly from quarter to quarter or year to year, and could depend on a number of factors including, but not limited to, the pace of progress of the GI Dynamics STEP-1 and India clinical trials, commercialization and development efforts and actual needs with respect to development and research.

Research, development, and commercial acceptance of new medical technologies are, by their nature, unpredictable. Although the Company will undertake development and commercialization efforts with reasonable diligence, there can be no assurance that the net proceeds from the Company’s securities offerings will be sufficient to enable the Company to develop the Company’s technology to the extent needed to create future sales to sustain operations. If the net proceeds from these offerings are insufficient for this purpose, GI Dynamics will consider other options to continue its path to commercialization, including, but not limited to, additional financing through additional equity offerings, debt financing, co-development agreements, sale or licensing of developed intellectual or other property, or other alternatives.

GI Dynamics cannot assure that its technology will be accepted, that it will ever earn revenues sufficient to support its operations, or that it will ever be profitable. Furthermore, the Company has no ongoing committed source of financing and cannot assure that it will be able to raise money as and when it needs it to continue operations. If the Company cannot raise funds as and when it needs them, it may be required to scale back development plans by reducing expenditures for employees, consultants, business development and marketing efforts or to otherwise severely curtail, or even to cease, business operations.

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

Results of Operations

The following is a description of significant components of Company operations, including significant trends and uncertainties that are believed to be important to an understanding of the Company’s business and results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Operating expenses:
Research and development	$858	$810	$2,031	$1,620
Sales and marketing	—	6	—	22
General and administrative	1,628	1,393	3,171	2,737
Total operating expenses	2,486	2,209	5,202	4,379
Loss from operations	(2,486)	(2,209)	(5,202)	(4,379)
Other income (expense):
Interest income	—	—	—	3
Interest expense	(352)	(5,912)	(636)	(6,089)
Foreign exchange gain (loss)	(2)	15	(12)	6
Gain on write-off of accounts payable	—	61	—	90
Re-measurement of derivative liabilities	—	(1,687)	—	(1,688)
Other income	13	—	187	—
Other income (expense), net	(341)	(7,523)	(461)	(7,678)
Loss before income tax expense	(2,827)	(9,732)	(5,663)	(12,057)
Provision for income taxes	5	26	10	32
Net loss	$(2,832)	$(9,758)	$(5,673)	$(12,089)

Basic and diluted net loss per common share	(0.08)	$(0.51)	(0.16)	$(0.63)
Weighted-average number of common shares used in basic and diluted net loss per common share	36,598,291	19,277,545	36,598,291	19,277,545

Three and six months ended June 30, 2020 compared to three and six months ended June 30, 2019

Revenue. The Company did not record any revenues or associated cost of revenue during the three and six months ended June 30, 2020 and 2019, respectively.

Operating expenses

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands)				(in thousands)
Research and development	$858	$810	$48	5.9%	$2,031	$1,620	$411	25.4%
Sales and marketing	—	6	(6)	(100.0)%	—	22	(22)	(100.0)%
General and administrative	1,628	1,393	235	16.9%	3,171	2,737	434	15.9%
Total operating expenses	$2,486	$2,209	$277	12.5%	$5,202	$4,379	$823	18.8%

Research and Development Expense. The increase in research and development expense for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily due to an increase in spending on internal and external resources as the Company initiated the STEP-1 trial in the United States, submitted the protocol for the I-Step trial (under joint venture with Apollo Sugar) in India to the regulatory agency and preparing to file for CE Mark designation under the Medical Device Directive standard revision.

The increase in research and development expense for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to an increase in headcount and employee-related expenses and clinical trial-related expenses as the Company initiated the STEP-1 trial in the United States.

Sales and Marketing Expense. The decrease in sales and marketing expense for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 was primarily due to a reclassification of existing overseas employee efforts from sales and marketing support to research and development.

General and Administrative Expense. The increase in general and administrative expense for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily due to increased headcount and employee-related expenses as well as corporate insurance expenses due to a higher directors’ and officers’ premium.

The increase in general and administrative expense for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to an increase in headcount and employee-related expenses, increased insurance premiums, increased legal expenses related to patents, financings and general corporate matters.

The Company continues to look for ways to realize a more efficient cost structure in order to extend the Company’s cash runway. Cost reductions may not be achievable in all instances as the Company executes clinical development in support of commercial regulatory approvals. Additionally, on March 11, 2020, the World Health Organization declared the outbreak of a COVID-19 pandemic. As a result, economic uncertainties have arisen which, as of June 30, 2020, have negatively impacted GI Dynamics short term-operations, for example in delays in timing of regulatory audits and other key operational activities due to widespread sequestration and in facing enrollment pauses in our clinical trials due to the clinic-level restriction of elective procedures, for which EndoBarrier implantation qualifies. When operational activities are delayed, expenditures on certain items may decrease, such as travel. There is no certainty which reduced expenditures will result in higher than usual expenditures as activities resume and which will return to the expected rate. If the restrictions are limited in duration, the Company anticipates an ability to overcome delays and return to original timing estimates, but there can be no guarantee the duration and operational impact will be limited to the degree required. Additionally, market-level impacts may affect the timing or the negotiation of terms in the Company’s financing efforts. These and other financial impacts that could occur may appear as positive or negative impacts to the Company’s future financial statements.

Other income (expense)

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands)				(in thousands)
Other income (expense):
Interest income	$—	$—	$—	(—)%	$—	$3	$(3)	(100.0)%
Interest expense	(352)	(5,912)	5,560	(94.0)%	(636)	(6,089)	5,453	(89.6)%
Foreign exchange gain (loss)	(2)	15	(17)	(113.3)%	(12)	6	(18)	(300.0)%
Gain on write-off of accounts payable	—	61	(61)	100.0%	—	90	(90)	100.0%
Re-measurement of derivative liabilities	—	(1,687)	1,687	(100.0)%	—	(1,688)	1,688	(100.0)%
Other income	13	—	—	100.0%	187	—	187	100.0%
Total other income (expense), net	$(341)	$(7,523)	$7,169	(95.3)%	$(461)	$(7,678)	$7,217	(94.0)%

Other income (expense). The change to other expense, net, for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 is primarily due to the changes in gain on write off of accounts payable, increases in non-cash interest, re-measurement of derivative liabilities, reclass of derivative liabilities to equity and the elimination of the right of product return reserves of $164 thousand, which is included in other income.

Liquidity and Capital Resources

As of June 30, 2020, the Company’s primary source of liquidity is its cash and restricted cash balances. GI Dynamics is currently focused primarily on its clinical trials, which will support future regulatory submissions and potential commercialization activities. Until the Company is successful in gaining regulatory approvals, it is unable to sell the Company’s product in any market at this time. Without revenues, GI Dynamics is reliant on funding obtained from investment in the Company to maintain business operations until the Company can generate positive cash flows from operations. The Company cannot predict the extent of future operating losses and accumulated deficit, and it may never generate sufficient revenues to achieve or sustain profitability.

GI Dynamics has incurred operating losses since inception and at June 30, 2020, had an accumulated deficit of approximately $290 million and a working capital deficit of approximately $3.8 million. The Company expects to incur significant operating losses for the next several years. At June 30, 2020, the Company had approximately $760 thousand in cash and restricted cash.

Currently, the Company and Crystal Amber Fund Limited have executed a non-binding term sheet for the sale of up to $10 million of shares of Series A Preferred Stock (the Proposed Offering) which is expected to close in August or September 2020. Additionally, Crystal Amber has purchased the June 2020 Convertible Note and the August 2020 Convertible Note (together the “2020 Notes”, individually described in detail in Note 8 of the consolidated financial statements) which is expected to fund operations until the anticipated Series A Preferred Stock offering initial close date (the “Initial Close”). On Initial Close, Crystal Amber will provide $5 million, less the 2020 Notes principal balance and any legal fees incurred by Crystal Amber to be paid by the Company in connection with the Proposed Offering. Crystal Amber may sell a portion of the remaining $5 million in the Proposed Offering to additional investors and will purchase any shares of the Proposed Offering that remain unsubscribed by additional investors at October 31, 2020. The Company expects that the cash received in the Proposed Offering will be sufficient to fund the Company’s operations through the later of obtaining of CE mark approval or March 31, 2021, after which additional financing will be required to continue the Company’s operations. Further additional financing will be required to fund operations until the Company achieves sustainably positive cash flow. There can be no assurance that any potential financing opportunities will be available on acceptable terms, if at all. If the Company is unable to raise sufficient capital on the Company’s required timelines and on acceptable terms to stockholders and the Board of Directors, it could be forced to reduce or cease operations that may include activities essential to support regulatory applications to commercialize EndoBarrier, file for bankruptcy, or undertake a combination of the foregoing.

These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued.

During the six months ended June 30, 2020 the Company’s cash and restricted cash balance decreased by approximately $1.8 million primarily due to receipt of the relevant funding amount under the convertible notes issued to Crystal Amber and funded on January 13, 2020 and June 18, 2020 less cash payments related to, among other things, research and development and general and administrative expenses as GI Dynamics continued to focus on clinical and regulatory strategies that exceeded its various financings.

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(7,308)	$(5,287)
Investing activities	—	(5)
Financing activities	5,542	3,913
Net increase (decrease) in cash, cash equivalents and restricted cash	$(1,766)	$(1,379)

Cash Flows Used in Operating Activities

The primary uses of cash for operating activities for the six months ended June 30, 2020 were:

●	to fund the Company’s net loss of approximately $5.7 million;

●	a net negative adjustment to cash flow from changes in working capital of approximately $2.7 million resulting primarily from increases in prepaid expenses and accounts payable offset by decreases in accrued expenses and;

●	a net positive adjustment to cash flow from non-cash items of approximately $1 million, primarily from non-cash interest expense and stock-based compensation.

The primary uses of cash for operating activities for the six months ended June 30, 2019 were:

●	to fund the Company’s net loss of approximately $12.1 million and;

●	a net positive adjustment to cash flow of approximately $7.8 million due to non-cash interest expense and revaluation of derivative liabilities and;

●	a net negative adjustment to cash flow from changes in working capital of approximately $1.1 million resulting primarily from decreases in accounts payable and accrued expenses.

Cash Flows Used in Investing Activities

No cash was used in investing activities for the six months ended June 30, 2020. Cash used in investing activities for the six months ended June 30, 2019 was approximately $5 thousand related to capital expenditures.

Cash Flows Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2020 totaled approximately $6 million and resulted from proceeds received from the August 2019 Note, the June 2020 Note and the Paycheck Protection Program loan.

Cash provided by financing activities for the six months ended June 30, 2019 totaled approximately $3.9 million and primarily resulted from proceeds received in March 2019 from the March 2019 Note and May and June 2019 from the May 2019 Note payable to a related party.

Funding Requirements

As of June 30, 2020, the Company’s primary source of liquidity is its cash and restricted cash balances. GI Dynamics is currently focused primarily on gaining CE mark and executing its clinical trials, which will support future regulatory submissions and potential commercialization activities. Until the Company is successful in gaining CE mark and various regulatory approvals, it is unable to sell the Company’s product in any market at this time. Without revenues, GI Dynamics is reliant on funding obtained from investment in the Company to maintain business operations until the Company can generate positive cash flows from operations. The Company cannot predict the extent of future operating losses and accumulated deficit, and it may never generate sufficient revenues to achieve or sustain profitability.

GI Dynamics has incurred operating losses since inception and at June 30, 2020, had an accumulated deficit of approximately $290 million and working capital of approximately $3.8 million. The Company expects to incur significant operating losses for the next several years. At June 30, 2020, the Company had approximately $760 thousand in cash and restricted cash.

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

Interest Rate Sensitivity

The Company’s unrestricted cash of approximately $730 thousand at June 30, 2020, which will be used for working capital purposes. The Company does not enter into investments for trading or speculative purposes. The goals of the Company’s investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. The Company also seeks to maximize income from investments without assuming significant risk. The Company’s primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the U.S. and Australia. Because of the short-term nature of the Company’s cash and restricted cash, GI Dynamics does not believe that it has any material exposure to changes in their fair values as a result of changes in interest rates.

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

Effects of Inflation

The Company does not believe that inflation and price fluctuations over the three and six months ended June 30, 2020 and 2019 had a significant impact on the results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15(f), GI Dynamics carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Certifying Officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020 in enabling GI Dynamics to record, process, summarize and report information required to be included in its periodic SEC filings within the required time period.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, the Certifying Officers conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the second fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The evaluation performed by the Certifying Officers resulted in a conclusion that no such changes occurred.

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

Item 1A. Risk Factors.

In addition to the other information contained elsewhere in this Quarterly Report on Form 10-Q and as set forth below, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 27, 2020, which could materially affect the Company business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks faced by the Company. Additional risks that we do not presently know or that we currently believe are immaterial could also materially and adversely affect any of the Company business, financial condition or future results.

The Company has delisted its CHESS Depositary Interests (“CDIs”) from the Australian Securities Exchange (the “ASX”), which may reduce the liquidity and value of the Company’s securities.

In view of the significant costs associated with maintaining an ASX listing, the lack of liquidity in the CDIs, amplified CDI volatility, no current nexus with Australia and the fact that potential financing opportunities were limited by such listing, the Company delisted, with the consent of ASX and its stockholders, CDIs from the ASX on July 23, 2020 (U.S. Eastern Time). The absence of a listing on the ASX may reduce the ability of Australian residents to own shares of the Company’s common stock. In addition, there is no established public trading market for the Company’s common stock and the Company does not currently expect a market to develop. At this time, the Company does not intend to apply for listing of the shares of common stock on any securities exchange. Without an active market, stockholders may be unable to readily sell the shares of common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as previously disclosed on the Company’s Current Reports on Form 8-K filed with the SEC, the Company did not issue any unregistered equity securities during the three months ended June 30, 2020.

Item 6. Exhibits.

Exhibit No:	Description

10.1*	Seventh Amendment to Note Purchase Agreement, dated June 15, 2017, between GI Dynamics, Inc. and Crystal Amber Fund Limited, as purchaser, dated May 1, 2020.

10.2*	Seventh Amendment to Senior Secured Convertible Promissory Note, dated June 15, 2017, by and between GI Dynamics, Inc. and Crystal Amber Fund Limited, dated May 1, 2020.

10.3*	Eighth Amendment to Note Purchase Agreement, dated June 15, 2017, between GI Dynamics, Inc. and Crystal Amber Fund Limited, as purchaser, dated May 15, 2020.

10.4*	Eighth Amendment to Senior Secured Convertible Promissory Note, dated June 15, 2017, by and between GI Dynamics, Inc. and Crystal Amber Fund Limited, dated May 15, 2020.

10.5*	Ninth Amendment to Note Purchase Agreement, dated June 15, 2017, between GI Dynamics, Inc. and Crystal Amber Fund Limited, as purchaser, dated June 15, 2020.

10.6*	Ninth Amendment to Senior Secured Convertible Promissory Note, dated June 15, 2017, by and between GI Dynamics, Inc. and Crystal Amber Fund Limited, dated June 15, 2020.

10.7	Convertible Note Purchase Agreement, dated June 18, 2020, between the Company and Crystal Amber Fund Limited, incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Current Report on Form 8-K filed with the SEC on June 19, 2020.

10.8	Unsecured Convertible Promissory Note, dated June 18, 2020, between GI Dynamics, Inc. and Crystal Amber Fund Limited, incorporated by reference to Exhibit 10.2 of GI Dynamics, Inc.’s Current Report on Form 8-K filed with the SEC on June 19, 2020.

10.9*	Tenth Amendment to Note Purchase Agreement, dated June 15, 2017, between GI Dynamics, Inc. and Crystal Amber Fund Limited, as purchaser, dated June 29, 2020.

10.10*	Tenth Amendment to Senior Secured Convertible Promissory Note, dated June 15, 2017, by and between GI Dynamics, Inc. and Crystal Amber Fund Limited, dated June 29, 2020.

31.1*	Certification of principal executive officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.

31.2*	Certification of principal financial officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.

32.1‡	Certification of principal executive officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2‡	Certification of principal financial officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Database

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

‡	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GI Dynamics, Inc.

Date: August 7, 2020	By:	/s/ SCOTT W. SCHORER
Scott W. Schorer
President and Chief Executive Officer
(principal executive officer)

Date: August 7, 2020	By:	/s/ CHARLES R. CARTER
Charles R. Carter
Chief Financial Officer, Secretary
(principal financial and accounting officer)