Form 10-Q
period 2020-09-30
GI DYNAMICS, INC.
filed 2020-11-10
CIK 1245791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The total number of shares of the registrant’s common stock outstanding on October 20, 2020, was 88,093,659.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements as defined in Section 27A of the United States Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. These forward-looking statements concern Company business, operations, financial performance and condition as well as plans, objectives and expectations for Company business, operations and financial performance and condition. Any statements contained in this Quarterly Report on Form 10-Q that are not of historical facts may be deemed to be forward-looking statements. The forward-looking statements are contained principally in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, but are not limited to, statements about the Company’s:

●	expectations with respect to the Company’s intellectual property position;

●	expectations with respect to clinical trials for EndoBarrier®;

●	expectations with respect to regulatory submissions and receipt and maintenance of regulatory approvals;

●	the severity, magnitude and duration of the COVID-19 pandemic, including impacts of the pandemic and of corporate and governmental responses to the pandemic on our clinical trials and personnel;

●	our inability to predict the extent to which the COVID-19 pandemic and related impacts will continue to adversely impact our business operations, financial performance, results of operations, financial position and the achievement of our strategic objectives;

●	ability to commercialize products;

●	ability to develop and commercialize new products;

●	expectation with regard to product manufacture and inventory; and

●	estimates regarding capital requirements and need for additional financing.

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

GI DYNAMICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

TABLE OF CONTENTS

		Page

	PART I – FINANCIAL INFORMATION	1

Item 1.	Financial Statements (unaudited)	1
	Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019	1
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2020 and 2019	2
	Consolidated Statements of Changes in Redeemable Preferred Stock and Stockholders’ Deficit for the Three and Nine Months Ended September 30, 2020 and 2019	3
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30

	PART II – OTHER INFORMATION	32

Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 6.	Exhibits	33
	Signatures	35

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

ii

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

GI Dynamics, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash	$2,675	$2,499
Restricted cash	30	30
Prepaid expenses	3,292	1,059
Other current assets	156	171
Total current assets	6,153	3,759
Property and equipment, net	20	42
Operating lease right-of-use assets, net of amortization	281	386
Total assets	$6,454	$4,187
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$258	$636
Accrued expenses	831	1,353
Short term debt to related party	—	5,000
Short term debt, other	318	—
Derivative liabilities	—	10
Short term operating lease liabilities	171	169
Total current liabilities	1,578	7,168
Long term debt to related party, net of debt discount	3,202	—
Long term lease liabilities	106	217
Total liabilities	4,886	7,385
Commitments and contingencies
Redeemable Preferred Stock:
Redeemable Preferred Stock – 118,000,000 and 0 shares authorized at September 30, 2020 and December 31, 2019, respectively; 60,085,583 and 0 shares issued and outstanding at September 30, 2020 and December 31 2019, respectively	5,325	—
Stockholders’ deficit:
Common stock, $0.01 par value – 280,000,000 and 75,000,000 shares authorized at September 30, 2020 and December 31, 2019, respectively; 88,093,659 and 36,598,291 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	881	366
Additional paid-in capital	289,162	280,928
Accumulated deficit	(293,800)	(284,492)
Total stockholders’ deficit	(3,757)	(3,198)
Total liabilities, redeemable preferred stock and stockholders’ deficit	$6,454	$4,187

The accompanying notes are an integral part of these unaudited consolidated financial statements

GI Dynamics, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$643	$1,391	$2,673	$3,011
Sales and marketing	—	—	—	22
General and administrative	1,806	1,260	4,978	3,997
Total operating expenses	2,449	2,651	7,651	7,030
Loss from operations	(2,449)	(2,651)	(7,651)	(7,030)

Other income (expense):
Interest income	—	—	—	3
Interest expense	(547)	(109)	(1,183)	(6,198)
Foreign exchange gain (loss)	(3)	6	(15)	12
Gain on write-off of accounts payable	—	1	—	91
Gain on redemption of fractional common shares	2	—	2	—
Loss on extinguishment of debt	(678)	—	(678)	—
Re-measurement of derivative liabilities	—	(10)	—	(1,698)
Other income	45	—	232	—
Other income (expense), net	(1,181)	(112)	(1,642)	(7,790)
Loss before income taxes	(3,630)	(2,763)	(9,293)	(14,820)
Provision for income taxes	5	—	15	32
Net loss	$(3,635)	$(2,763)	$(9,308)	$(14,852)

Basic and diluted net loss per common share	$(0.05)	$(0.09)	$(0.19)	$(0.48)
Weighted-average number of common shares used in basic and diluted net loss per common share	73,416,989	31,239,071	48,960,774	31,239,071

The accompanying notes are an integral part of these unaudited consolidated financial statements

GI Dynamics, Inc. and Subsidiaries

Consolidated Statements of Changes in Redeemable Preferred Stock and Stockholders’ Deficit

(In thousands, except share amounts)

(unaudited)

THREE MONTHS ENDED	Redeemable Preferred Stock		Common Stock		Common Stock subscribed but unissued		Additional Paid-in	Accumulated	Total Stockholders’
SEPTEMBER 30, 2020	Shares	Par Value	Shares	Par Value	Shares	Carrying Value	Capital	Deficit	Deficit
Balance at July 1, 2020	—	$—	36,598,291	$366	—	$—	$284,089	$(290,165)	$(5,710)
Conversion of 2017 Note	—	—	51,497,468	515	—	—	4,875	—	5,390
Redemption of fractional shares of common stock on conversion of CHESS Depository Interests (CDIs)	—	—	(2,100)	—	—	—	—	—	—
Conversion of June 2020 and August 2020 Convertible Notes	17,774,853	1,575	—	—	—	—	—	—	—
Sale of Series A redeemable preferred stock	42,310,730	3,750	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	198	—	198
Net loss	—	—	—	—	—	—	—	(3,635)	(3,635)
Balance at September 30, 2020	60,085,583	$5,325	88,093,659	$881	—	$—	$289,162	$(293,800)	$(3,757)

THREE MONTHS ENDED	Redeemable Preferred Stock		Common Stock		Common Stock subscribed but unissued		Additional Paid-in	Accumulated	Total Stockholders’
SEPTEMBER 30, 2019	Shares	Par Value	Shares	Par Value	Shares	Carrying Value	Capital	Deficit	Deficit
Balance at July 1, 2019	—	$—	19,277,545	$193	9,072,197	$5,991	$269,476	$(279,248)	$(3,588)
Issuance of common shares upon conversion of notes payable to related party	—	—	9,072,197	91	(9,072,197)	(5,991)	5,900	—	—
Exercise of related party warrants	—	—	2,889,326	31	—	—	1,969	—	2,000
Shares subscribed upon exercise of related party warrants	—	—	—	—	3,149,606	2,000	—	—	2,000
Modification of 2017 Note	—	—	—	—	—	—	273	—	273
Stock-based compensation expense	—	—	—	—	—	—	58	—	58
Net loss	—	—	—	—	—	—	—	(2,763)	(2,763)
Balance at September 30, 2019	—	$—	31,239,068	$315	3,149,606	$2,000	$277,676	$(282,011)	$(2,020)

NINE MONTHS ENDED	Redeemable Preferred Stock		Common Stock		Common Stock subscribed but unissued		Additional Paid-in	Accumulated	Total Stockholders’
SEPTEMBER 30, 2020	Shares	Par Value	Shares	Par Value	Shares	Carrying Value	Capital	Deficit	Deficit
Balance at January 1, 2020	—	$—	36,598,291	$366	—	$—	$280,928	$(284,492)	$(3,198)
Relative fair value of warrants and beneficial conversion feature in connection with August 2019 Note	—	—	—	—	—	—	2,765	—	2,765
Conversion of 2017 Note	—	—	51,497,468	515	—	—	4,875	—	5,390
Redemption of fractional shares of common stock on conversion of CHESS Depository Interests (CDIs)	—	—	(2,100)	—	—	—	—	—	—
Conversion of June 2020 and August 2020 Convertible Notes	17,774,853	1,575	—	—	—	—	—	—	—
Sale of Series A redeemable preferred stock	42,310,730	3,750	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	594	—	594
Net loss	—	—	—	—	—	—	—	(9,308)	(9,308)
Balance at September 30, 2020	60,085,583	$5,325	88,093,659	$881	—	$—	$289,162	$(293,800)	$(3,757)

NINE MONTHS ENDED	Redeemable Preferred Stock		Common Stock		Common Stock subscribed but unissued		Additional Paid-in	Accumulated	Total Stockholders’
SEPTEMBER 30, 2019	Shares	Par Value	Shares	Par Value	Shares	Carrying Value	Capital	Deficit	Deficit
Balance at January 1, 2019	—	$—	19,277,545	$193	—	$—	$263,521	$(267,159)	$(3,445)
Reclassification of derivative liabilities to additional paid-in capital upon stockholder approval	—	—	—	—	—	—	5,784	—	5,784
Issuance of common shares upon conversion of notes payable to related party	—	—	9,072,197	91	—	—	5,900	—	5,991
Exercise of related party warrants	—	—	2,889,326	31	—	—	1,969	—	2,000
Shares subscribed upon exercise of related party warrants	—	—	—	—	3,149,606	2,000	—	—	2,000
Modification of 2017 Note	—	—	—	—	—	—	328	—	328
Stock-based compensation expense	—	—	—	—	—	—	174	—	174
Net loss	—	—	—	—	—	—	—	(14,852)	(14,852)
Balance at September 30, 2019	—	$—	31,239,068	$315	3,149,606	$2,000	$277,676	$(282,011)	$(2,020)

The accompanying notes are an integral part of these unaudited consolidated financial statements

GI Dynamics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net loss	$(9,308)	$(14,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22	24
Re-measurement of derivative liabilities	—	1,698
Reclassification of warrant from derivative liabilities to other income	(10)	—
Loss on extinguishment of debt	678	—
Non-cash interest expense	1,106	6,194
Stock-based compensation expense	594	174
Other	—	(22)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,218)	(699)
Accounts payable	(376)	(160)
Accrued expenses	(227)	(662)
Net cash used in operating activities	(9,739)	(8,305)
Investing activities
Purchases of property and equipment	—	(11)
Net cash used in investing activities	—	(11)
Financing activities
Debt issuance costs	—	(87)
Proceeds from exercise of related party warrants	—	2,000
Proceeds from sale of preferred stock	3,750	—
Proceeds from short term and long term debt, related party	5,847	4,000
Proceeds from short term and long term debt	318	—
Net cash provided by financing activities	9,915	5,913
Net decrease in cash	176	(2,403)
Cash and restricted cash at beginning of period	2,529	3,836
Cash and restricted cash at end of period	$2,705	$1,433
Supplemental disclosures of cash flow information and non-cash activities
Income taxes paid	$15	$32
Interest paid	3	394
Warrant issued in connection with August 2019 Note to related party	2,330	—
Beneficial conversion feature in connection with August 2019 Note to related party	435	—
Insurance premium financing plan	150	—
Capitalization of accrued interest into September 2020 Note	297	—
Elimination of fractional common shares	2	—
Conversion of notes and accrued interest payable to related party to preferred stock	1,260	—
Conversion of notes and accrued interest payable to related party to common stock	5,390	5,991
Modification of 2017 Note	—	328
Exercise of related party warrants in exchange for subscription receivable from related party	—	2,000
Right-of-use asset obtained in exchange for lease liability	—	509
Remeasurement of derivative liabilities	—	5,784
Fair value of warrants issued with Notes to Related Party	—	4,072

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

Going Concern Evaluation

As of September 30, 2020, the Company’s primary source of liquidity is its cash and restricted cash balances. GI Dynamics is currently focused primarily on obtaining CE mark approval to allow commercialization in select markets and on conducting its clinical trials which will support future regulatory submissions and potential commercialization activities. Until the Company is successful in gaining regulatory approvals, including CE mark, it is unable to sell the Company’s product in any market at this time. Without revenues, GI Dynamics is reliant on funding obtained from investment in the Company to maintain business operations until the Company can generate positive cash flows from operations. The Company cannot predict the extent of future operating losses and accumulated deficit, and it may never generate sufficient revenues to achieve or sustain profitability.

GI Dynamics has incurred operating losses since inception and at September 30, 2020, had an accumulated deficit of approximately $295 million and a working capital surplus of approximately $4.6 million. The Company expects to incur significant operating losses for the next several years. At September 30, 2020, the Company had approximately $2.7 million in cash and restricted cash.

The Company completed an initial public offering on the Australian Securities Exchange (“ASX”) on September 2, 2011. The Company’s Chess Depository Interests (“CDIs”), which represented 1/50th of a share of the Company’s Common Stock were publicly traded until July 22, 2020, when the Company completed all requirements and was removed from the Official List of the ASX (the “Delisting”, described more fully in Note 11 of the consolidated financial statements). On Delisting, all CDIs were automatically converted to shares of Common Stock with any resulting fractional shares being redeemed by the Company for cash payment. Although the Company is not listed on any public exchange, the Company remains subject to all SEC reporting requirements due to the number of holders of shares of Common Stock.

On September 4, 2020, the Company and Crystal Amber Fund Limited (“Crystal Amber”) executed financing documents (the “September 2020 Financing”) that included the sale of up to $10 million of shares of Series A Convertible Preferred Stock (described more fully in Note 11 of the consolidated financial statements) and the conversion of the June 2020 Convertible Note (the “June 2020 Note”) and the August 2020 Convertible Note (the “August 2020 Note”) into shares of Series A Preferred Stock, the cancellation of the August 2019 Warrant (described more fully in Note 4 and Note 9 of the consolidated financial statements), the extinguishment of the August 2019 Convertible Note, and the issuance of the September 2020 Convertible Note (described more fully in Note 9 of the consolidated financial statements). The Initial Close occurred on September 4, 2020 and resulted in cash proceeds of $3.75 million for the sale of approximately 42.3 million shares of Series A Preferred Stock. The Initial Close also included the conversion of $1.26 million of Note principal and accrued interest due under the June 2020 and August 2020 Notes into 17.8 million shares of Series A Preferred Stock. The Initial Close also included the cancellation of the August 2019 Warrant, the extinguishment of the August 2019 Convertible Note, and the issuance of the September 2020 Convertible Note. Pursuant to the Series A Preferred Stock Share Purchase Agreement and related amendment, dated October 31, 2020, the Second Close of the September 2020 Financing will occur on November 30, 2020 and will include the sale of 56,414,306 shares of Series A Preferred Stock for proceeds of $5.0 million. Crystal Amber may sell a portion of the $5 million Second Close allotment to independent investors and will purchase any shares of the September 2020 Financing that remain unsubscribed at the Second Close.

The Company expects that the cash received in the September 2020 Financing will be sufficient to fund the Company’s operations through the later of obtaining of CE mark approval or May 31, 2021, after which additional financing will be required to continue the Company’s operations. Further additional financing will be required to fund operations until the Company achieves sustainably positive cash flow. There can be no assurance that any potential financing opportunities will be available on acceptable terms, if at all. If the Company is unable to raise sufficient capital on the Company’s required timelines and on acceptable terms to stockholders and the Board of Directors, it could be forced to reduce or cease operations that may include activities essential to support regulatory applications to commercialize EndoBarrier, file for bankruptcy, or undertake a combination of the foregoing.

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

In our opinion, the consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of September 30, 2020 and the results of our operations and cash flows for the three and nine months ended September 30, 2020 and 2019. Such adjustments are of a normal recurring nature. In addition, certain reclassifications of prior period balances have been made to conform to the current period presentation.

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

3. Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of shares of Common Stock outstanding during the period. Potential common stock equivalents are determined using the treasury stock method. For diluted net loss per share purposes, stock options and other stock-based awards are excluded, including shares issued as a result of option exercises but which are subject to repurchase by the Company, whose effect would be anti-dilutive from the calculation. For diluted net loss per share purposes, derivatives to purchase shares of common stock or CDIs are treated identically because shares of common stock and CDIs are interchangeable at the sole election of the stockholder. For diluted net loss per share purposes, options and warrants conferring the right to purchase shares of common stock or CDIs are excluded from diluted net loss per share calculations as inclusion would have an anti-dilutive effect. For diluted net loss per share purposes, shares of preferred stock that are convertible into shares of common stock are excluded from diluted net loss per share calculations as inclusion would have an anti-dilutive effect. During the three and nine months ended September 30, 2020 and 2019, common stock equivalents were excluded from the calculation of diluted net loss per common share, as their effect was anti-dilutive due to the net loss incurred. Therefore, basic and diluted net loss per share were equivalent in each period presented.

The following potentially dilutive securities have been excluded from the computation of diluted weighted- average shares outstanding as of September 30, 2020 and 2019, as they would be anti-dilutive:

	Nine Months Ended September 30,
	2020	2019
Shares of preferred stock convertible into shares of common stock	60,085,583	-
Warrants to purchase common stock	28,532	2,238,149
Options to purchase common stock and other stock-based awards	2,981,463	3,266,154
Total	63,095,578	5,504,303

4. Warrants to Purchase Common Stock or CDIs

The following series of warrants were outstanding and exercisable at September 30, 2020 and 2019 (warrants to purchase CDIs presented as shares at a 50 CDI per share ratio):

		Number of underlying	Exercise price per	September 30,
Warrant Series	Issue Date	shares	share	2020	2019
Consultant warrant	May 4, 2016	28,532	$0.64	28,532	28,532
March 2019 Warrant	March 15, 2019	1,579,696	$0.72	—	1,579,696
May 2019 Warrant	May 8, 2019	4,724,409	$0.72	—	4,724,409
Total Outstanding and Exercisable				28,532	6,332,637
Weighted average exercise price				$0.64	$0.72

On May 4, 2016, the Company entered into a consulting agreement pursuant to which a consulting firm provides strategic advisory, finance, accounting, human resources and administrative functions, including chief financial officer services, to the Company. In connection with the consulting agreement, the Company granted the consulting firm a warrant (“Consultant Warrant”) to purchase up to 28,532 shares of the Company’s common stock at an exercise price per share equal to $0.64. The Consultant Warrant is fully vested and expires on May 4, 2021. As of September 30, 2020, the Consultant Warrants had not been exercised.

On August 21, 2019, GI Dynamics and Crystal Amber entered into a securities purchase agreement for a total funding of up to approximately $10 million (the “August 2019 SPA”) comprised of the scheduled exercise of the 2018 Warrant, the March 2019 Warrant, and the May 2019 Warrant (totaling 8,248,549 shares of common stock purchased for approximately $5.4 million) and the issue and sale of an Unsecured Convertible Note for up to approximately $4.6 million (the “August 2019 Note”), which included an agreement to issue a warrant (the “August 2019 Warrant”) to purchase up to 229,844,650 CDIs (representing 4,596,893 shares of common stock) for an exercise price of $0.02 per CDI issued on exercise. On December 16, 2019, stockholders approved the issuance of the August 2019 Warrant, which was issued on January 13, 2020 upon funding of the August 2019 Note. The August 2019 Warrant was cancelled on September 4, 2020 as further described in Notes 4 and Note 9 of the consolidated financial statements.

5. Fair Value Measurements

Information about the Company’s assets and liabilities that are measured at fair value initially or on a recurring basis as of September 30, 2020 and December 31, 2019 is provided below and includes the fair value hierarchy of the valuation techniques the Company used to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, requiring the Company to develop its own assumptions for the asset or liability.

On March 31, 2020, the classification of the Consultant Warrant was re-evaluated, and the Company re-classified it as an equity instrument. On March 31, 2020, this reclassification resulted in a credit to Other Income.

On June 18, 2020 and on August 4, 2020, convertible notes were issued to Crystal Amber, the terms of which include a mandatory conversion of outstanding principal and interest into shares issued in the next Qualified Financing, which was the September 2020 Financing, at a conversion price equal to 80% of the price per share of Series A Preferred Stock. The fair value of each the June 2020 Note and the August 2020 Note at issuance was determined using directly observable Level 2 inputs including the time period to the Proposed Offering, accrued interest and the fixed conversion premium. The Company has elected the interest method of accretion to approximate fair value, so the June 2020 Note was only remeasured at August 1, 2020 when the timing and conversion discount methodology was clarified to be different from the original assumptions. The August 2020 Note used known values for valuation variables. The June 2020 and the August 2020 Notes were converted into shares of Series A Preferred Stock on September 4, 2020.

Cash, restricted cash, prepaid expenses and other current assets, accounts payable, accrued expenses, short-term debt to related party, excluding the June 2020 and the August 2020 convertible note, and other current liabilities at September 30, 2020 and December 31, 2019 are carried at amounts that approximate fair value due to their short-term maturities and the highly liquid nature of these instruments.

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

7. Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Retention bonus and severance reserves	$894	$-
Directors’ and officers’ liability insurance run-off policy	1,363	-
Active insurance policies	171	241
Clinical trial services and software	500	496
Corporate identity change expenses	165	110
Vendor deposits, retainers and credits	145	111
Annual licenses and subscriptions	34	50
Other	20	51
Total	$3,292	$1,059

On July 23, 2020 the Company paid Scott Schorer, the Company’s Chief Executive Officer, a Retention Bonus. In lieu of any severance benefits Mr. Schorer would otherwise be entitled to, the Company paid Mr. Schorer a one-time cash bonus of approximately $609 thousand. The Retention Bonus is subject to pro-rata forfeiture and repayment if Mr. Schorer leaves the Company prior to December 31, 2020, without Good Cause as defined in the Offer Letter or if terminated for Cause. The pro-rata forfeiture and repayment schedule is the repayment of the total bonus less 1/6 of the bonus for each full month Mr. Schorer remains in his position beginning in July 2020 and extending through December 2020 with the Retention Bonus being fully earned on December 31, 2020. Additionally, in lieu of any performance bonus Mr. Schorer may be entitled to per the Offer Letter, Mr. Schorer is eligible for a milestone bonus of up to $100 thousand for achieving the receipt of European CE mark approval and/or achieving approval of the I-Step clinical trial in India during the Retention Period. If Mr. Schorer’s employment is terminated without cause or if Mr. Schorer resigns for Good Reason as defined in the Offer Letter, and a milestone is subsequently attained, Mr. Schorer will be entitled to a pro-rata portion of the Milestone Bonus based on the percentage of the Retention Period that Mr. Schorer remained employed by the Company. Should Mr. Schorer’s employment be terminated for any reason following the Effective Date of the Retention Bonus Agreement and Amendment, Mr. Schorer will provide consulting services to the Company at a predetermined rate and averaging ten hours per month, subject to adjustment by the parties (the “Consulting Services”), for a period of six months following such termination (the “Consulting Term”), subject to earlier termination by mutual agreement of the parties. Mr. Schorer resigned for Good Reason on November 2, 2020, and the Retention Bonus became fully earned.

8. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Payroll and related liabilities	$521	$531
Professional fees	162	335
Credit refunds	—	164
Interest payable	18	250
Other	130	73
Total	$831	$1,353

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

Accrued interest at September 30, 2020 is comprised of interest on the September 2020 Convertible Note and an immaterial amount for the Company’s Paycheck Protection Program loan.

9. Notes Payable

2017 Convertible Note Financing

On June 15, 2017, the Company entered into a Note Purchase Agreement (“2017 NPA”) by and between the Company and Crystal Amber, a Related Party. Pursuant to the 2017 NPA, the Company issued and sold to Crystal Amber, a Senior Secured Convertible Promissory Note in an aggregate original principal amount of $5.0 million (the “2017 Note”).

The 2017 Note accrued interest at an annually compounded rate of 5% per annum, other than during the continuance of an event of default, when the 2017 Note would accrue interest at a rate of 8% per annum. The entire outstanding principal balance and all unpaid accrued interest thereon was initially due on the original maturity date of December 31, 2018, and, as announced on July 1, 2020, was most recently amended to extend the maturity date to July 31, 2020.

The 2017 Note was secured by a first priority security interest in substantially all tangible and intangible assets of the Company, including intellectual property (the “Collateral”). In the event of an uncured default, Crystal Amber, was authorized to sell, transfer, assign or otherwise deal in or with the Collateral or the proceeds thereof or any related goods securing the Collateral, as fully and effectually as if Crystal Amber were the absolute owner thereof. The ASX provided the Company with a waiver to allow all asset liens (the “Security”) to be granted to Crystal Amber, without the customary requirement of having to obtain stockholder approval for the grant of a security to a Related Party of the Company.

The entire outstanding principal balance under the 2017 Note and all unpaid accrued interest thereon was convertible into CDIs (i) prior to the maturity date, at the option of Crystal Amber at a conversion price calculated based on the five-day volume weighted average price (“VWAP”) of the Company’s CDIs traded on the ASX (“Optional Conversion Price”), or (ii) automatically upon the occurrence of an equity financing in which the Company raises at least $10 million (a “Qualified Financing”) at the price per CDI of the CDIs issued and sold in such financing.

On July 13, 2020, Crystal Amber provided the Company with a notice of optional conversion of the 2017 Note. On the conversion date, the principal of $5 million and the accrued and unpaid interest of $390,240 totaling $5,390,240 was converted into 2,574,873,400 CDIs, which was equivalent to 51,497,468 shares of Common Stock. The conversion price equaled the 5-day VWAP per CDI for the 5 trading days immediately preceding the date of notice, which equaled $0.002093 per CDI or $0.10467 per share of Common Stock.

On receipt of the notice of conversion, the Company did not have sufficient authorized shares to issue to CHESS Depository Nominees, Ltd. (“CDN”) to enable the required number of CDIs to be allotted to Crystal Amber. The available 38,401,704 shares were issued to CDN, allowing the allotment of 1,920,085,200 CDIs to Crystal Amber. The Company and Crystal Amber executed a Right to Shares and Waiver Agreement in which the Company agreed to issue the remaining 13,095,764 shares of Common Stock owed under the conversion when the Company filed an amended and restated certification of incorporation with the Delaware Secretary of State after the Company was delisted from the ASX and in connection with the consummation of the September 2020 Financing and. On July 22, 2020, the Company was removed from the Official List of the ASX (“Delisted”) and the CDN trust was subsequently dissolved, causing all CDIs to automatically convert to shares of Common Stock. The remaining 13,095,764 shares of Common Stock owed under the conversion were issued as shares of Common Stock immediately after Shareholders approved the increase in the authorized shares of common stock to 280,000,000 shares at the Special Meeting of Shareholders held on September 3, 2020.

For the three and nine months ended September 30, 2020, the Company recognized interest expense of $9 and $140 thousand, respectively, related to the 2017 Note. For the three and nine months ended September 30, 2019, the Company recognized interest expense of $63 and $187 thousand, respectively, related to the 2017 Note as well as interest expense related to the amortization of the debt discount liability of $19 and $56 thousand, respectively.

August 2019 Securities Purchase Agreement and Restructuring into the September 2020 Note.

On August 21, 2019, the Company entered into the August 2019 SPA by and between the Company and Crystal Amber. The August 2019 SPA detailed a timeline wherein Crystal Amber would exercise the 2018 Warrant, the March 2019 Warrant, and the May 2019 Warrant. Additionally, pursuant to the August 2019 SPA, the Company issued and sold to Crystal Amber the August 2019 Note in an aggregate principal amount of up to approximately $4.6 million to be funded on December 6, 2019, or such earlier or later date as may be requested by the Company (the “Funding Date”). In conjunction with the August 2019 Note, the Company agreed to issue to Crystal Amber the August 2019 Warrant (see Note 4 to the consolidated financial statements) conferring the right to purchase 229,844,650 CDIs (representing 4,596,893 shares of common stock), with warrant issuance subject to the funding of the August 2019 Note and the receipt of required stockholder approval to issue the August 2019 Warrant.

The August 2019 Note accrued interest at a rate equal to 10% per annum from the August 2019 Note Funding Date, compounded annually, other than during the continuance of an event of default, when the August 2019 Note would accrue interest at a rate of 16% per annum. The entire outstanding principal balance and all unpaid accrued interest thereon would become due on the fifth anniversary of the Funding Date. The entire outstanding principal balance under the August 2019 Note and all unpaid accrued interest thereon was immediately convertible into CDIs at the option of Crystal Amber at a conversion price equal to $0.02 per CDI (representing $1.00 per share of Common Stock). In the event that the Company issued additional CDIs to a stockholder other than Crystal Amber in a subsequent equity financing at a price per CDI that was less than the conversion price under the August 2019 Note, the conversion price was to be reduced to the lowest such price per CDI. In addition, upon a change of control of the Company resulting in cash proceeds, Crystal Amber could, at its option, demand that the Company prepay all accrued and unpaid interest plus 110% of the remaining outstanding unconverted principal balance. The Company was unable to prepay the August 2019 Note without the consent of Crystal Amber, a Related Party. If the stockholder approvals required to issue the August 2019 Warrant or to approve the conversion rights under the August 2019 Note were not obtained, the Company was obligated to prepay all accrued and unpaid interest plus 110% of the remaining outstanding unconverted principal balance on the earlier of the Funding Date or the date that was six months following the date of the stockholder meeting at which the requisite approvals were not obtained. The Company considered the change in control premium and the stockholder approval premium to each represent a cash settleable feature, thereby requiring derivative liability classification. On applying a probability adjusted present value of the premiums, the fair values of these features were considered immaterial upon issuance.

The August 2019 SPA contained customary events of default. If a default occurs and is not cured within the applicable cure period or is not waived, any outstanding obligations under the August 2019 Note may be accelerated. The August 2019 SPA and related August 2019 Note and August 2019 Warrant documents also contained additional representations and warranties, covenants and conditions, in each case customary for transactions of this type.

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

On January 13, 2020, the full amount of approximately $4.6 million was received as proceeds from the August 2019 Note. On receipt of funds, the August 2019 Note was immediately convertible. On January 13, 2020, the Company issued to Crystal Amber an immediately exercisable August 2019 Warrant to purchase 229,844,650 CDIs (representing 4,596,893 shares of common stock) for an exercise price of $0.02 per CDI (see Note 4 of the consolidated financial statements).

On issuance, having already obtained the required stockholder approval to reserve the CDIs underlying the conversion feature and the August 2019 Warrant, the August 2019 Warrant was determined to be a freestanding instrument meeting the requirements for equity classification in accordance with ASC 480-10 Distinguishing Liabilities from Equity, ASC 815-40 Contracts in an Entity’s Own Equity and ASC 470-20 Debt with Conversion and Other Options. Accordingly, proceeds from the August 2019 SPA were allocated to the August 2019 Note and Warrant based on their relative fair values. The relative fair value of the August 2019 Warrant of approximately $2.3 million was recorded as a debt discount with the offset to additional paid-in capital. Additionally, the Company analyzed the conversion features of the August 2019 Note to determine whether a beneficial conversion feature (BCF) existed. The Company determined a BCF with a value of $435 thousand existed and was recorded as a debt discount with the offset to additional paid-in capital. The total debt discount was to be amortized to interest expense through the January 2025 maturity of the August 2019 Note.

On September 4, 2020, the August 2019 Warrant was cancelled, the August 2019 Note was extinguished and a new convertible note (the “September 2020 Note”) was issued with a principal amount of approximately $4.9 million, which was the sum of the outstanding principal and accrued interest from the August 2019 Note as of September 4, 2020. The September 2020 Note accrues annually compounded interest at 5% per annum and matures on June 30, 2022. On the continuation of an event of default, the outstanding principal and any accrued and unpaid interest shall be immediately payable in cash. The September 2020 Note can be optionally converted at any time prior to maturity and at the sole discretion of Crystal Amber. On election to convert, the entirety of the outstanding principal and all accrued but unpaid interest (the “Outstanding Amount’) is convertible into the number of shares of common stock equal to the quotient obtained by dividing the Outstanding Amount by $0.17726 (the “Conversion Price”). The conversion price represents 200% of the initial purchase price per share in the Series A Preferred Stock financing with gross proceeds of not less than US$10 million in the aggregate, pursuant to the terms and subject to the conditions of the Purchase Agreement.

The Company analyzed the combined August 2019 Warrant cancellation and the August 2019 Note restructuring for the classification of a Troubled Debt Restructuring under ASC 470-60 Troubled Debt Restructurings by Debtors. The Company concluded that the restructuring was not a Troubled Debt Restructuring as the effective interest rate of the new debt exceeded the effective interest rate of the old debt, so the Creditor did not provide a concession. The Company then analyzed the old and new debt to determine whether the restructuring should be treated as a modification or an extinguishment under ASC 470-50 Debt Modifications and Extinguishments. Any restructuring representing a greater than 10% change in the present value of the new debt cash flows relative to the present value of the old debt cash flows requires the old debt to be extinguished and the new debt to be issued in the period of restructuring by adjusting the carrying amount of the old debt to the fair value of the new debt with the adjustment being reflected as a gain or loss. The difference in the present value of the cash flows of the September 2020 Note relative to the present value of the remaining cash flows for the August 2019 Note was more than 10%, therefore, the restructuring requires extinguishment accounting. The September 2020 Note has an interest rate of 5% and no inducements, therefore, the Company considered the equivalent arms-length placement to a third-party investor highly unlikely given the Company’s risk position. The present value of the September 2020 Note cash flows was therefore calculated using a discount rate equal to the effective interest rate of the August 2019 Note as it contained a higher nominal interest rate and 100% warrant coverage as inducements. Based on this analysis, the Company estimated that the fair value of the September 2020 Note was approximately $3.2 million upon issuance.

The September 4, 2020 extinguishment of the August 2019 Note and issuance of the September 2020 Note resulted in a decrease in accrued interest and an increase to long term debt of approximately $0.3 million, a decrease in the related debt discount of approximately $0.7 million for a change in the carrying value of the debt of approximately $1.0 million. A loss on debt extinguishment of approximately $0.7 million was recorded on the consolidated statements of operations.

For the three and nine months ended September 30, 2020, the Company recorded accrued interest expense of $84 thousand and $297 thousand, respectively, related to the August 2019 Note. For the three and nine months ended September 30, 2020, the Company recognized interest expense of $139 thousand and $395 thousand, respectively, from the amortization of the debt discount.

Paycheck Protection Program (“PPP”) Loan

On March 27, 2020, the CARES Act was signed into law in the United States providing economic assistance for American workers and families, small businesses, and preserves jobs for American industries.  On April 4, 2020, GI Dynamics submitted an application to a lending institution for a loan of approximately $200 thousand under the Paycheck Protection Program (“PPP”).  In accordance with the provisions of the PPP, the loan accrues interest at a rate of 1% and all or a portion of the loan may be forgiven if it is used to pay for qualifying costs such as payroll, rent and utilities. Amounts that are not forgiven will be repaid 2 years from the date of the loan. The loan was granted by the lending institution on May 8, 2020 and funds were received into the Company’s bank account on May 11, 2020. The Company believes expenditures of the loan proceeds are fully compliant with the terms for loan forgiveness. The Company anticipates applying for loan forgiveness in the fourth quarter of 2020.

June 2020 Convertible Note

On June 18, 2020, the Company entered into a Note Purchase Agreement (“June 2020 NPA”) by and between the Company and Crystal Amber. Pursuant to the June 2020 NPA, the Company issued and sold to Crystal Amber, a Convertible Promissory Note in an aggregate original principal amount of $750 thousand.

The June 2020 Note accrued interest at an annually compounded rate of 5% per annum, other than during the continuance of an event of default, when the June 2020 Note would accrue interest at a rate of 8% per annum. The entire outstanding principal balance and all unpaid accrued interest thereon could become immediately due and payable at the sole discretion of Crystal Amber any time after December 18, 2020. The entire outstanding principal balance and all unpaid accrued interest under the June 2020 Note mandatorily converted at the Initial Close of the September 2020 Financing into shares of Series A Preferred Stock at a conversion price of $0.0709 per share, which was equal to 80% of the price per share of Series A Preferred Stock sold in the September 2020 Financing.

At issuance, the Company analyzed the June 2020 Note and its settlement features under ASC 480-10 Distinguishing Liabilities from Equity, and having determined that the predominant settlement feature was the mandatory conversion into shares of Series A Preferred Stock at the close of the September 2020 Financing, the June 2020 Note and settlement features were recorded at fair value as a liability. The Company initially recorded the fair value of the June 2020 Note at the principal value and subsequently used the effective interest rate method to accrete the value of the conversion premium, recorded as a debt discount, and nominal interest over the period to expected conversion.

Prior to December 18, 2020, if a Company change of control event had generated cash proceeds for the Company, Crystal Amber could, at its option, demand that the Company pay all accrued and unpaid interest plus 110% of the remaining outstanding unconverted principal balance. The Company could not prepay the June 2020 Note without the consent of Crystal Amber. The Company considered the change in control premium to represent a cash settleable feature, thereby requiring derivative liability classification. On applying a probability-adjusted present value of the premiums, the fair value of the cash settleable feature was considered immaterial.

On August 1, 2020, the assumed values used in determining the fair value of the June 2020 Note became known and the debt was revalued as of August 1. The change in terms used to value the debt were analyzed under ASC 470-60 Troubled Debt Restructurings by Debtors and the lack of a concession by the Creditor led the Company to conclude the changes did not constitute a Troubled Debt Restructuring. Further analysis under ASC 470-50 Debt Modifications and Extinguishments showed insufficient changes to result in extinguishment accounting, so the debt was treated as a modification and recorded as an approximately $40 thousand increase to the note and debt discount.

On September 4, 2020, the June 2020 Note principal of $750 thousand and approximately $8 thousand of accrued interest was converted into approximately 10.6 million shares of Series A Preferred Stock.

For the three and nine months ended September 30, 2020, the Company accrued interest expense of $7 thousand and $8 thousand, respectively, and $160 thousand and $190 thousand for amortization of the debt discount, respectively.

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

The August 2020 Note accrued interest at an annually compounded rate of 5% per annum, other than during the continuance of an event of default, when the August 2020 Note would accrue interest at a rate of 8% per annum. The entire outstanding principal balance and all unpaid accrued interest thereon could become immediately due and payable at the sole discretion of Crystal Amber any time after February 4, 2021. The entire outstanding principal balance and all unpaid accrued interest under the August 2020 Note mandatorily converted at the Initial Close of the September 2020 Financing into shares of Series A Preferred Stock at a conversion price of $0.0709 per share, which was equal to 80% of the price per share of Series A Preferred Stock sold in the September 2020 Financing.

At issuance, which was subsequent to the September 2020 Financing contingent valuation variables becoming known, the Company analyzed the August 2020 Note and its settlement features under ASC 480-10 Distinguishing Liabilities from Equity, and having determined that the predominant settlement feature was the mandatory conversion into shares of Series A Preferred Stock at the close of the September 2020 Financing, the August 2020 Note and settlement features were recorded at fair value as a liability. The Company initially recorded the fair value of the August 2020 Note at the principal value and subsequently used the effective interest rate method to accrete the value of the conversion premium, recorded as a debt discount, and nominal interest over the period to expected conversion.

Prior to February 4, 2021, if a Company change of control event had generated cash proceeds for the Company, Crystal Amber could, at its option, demand that the Company pay all accrued and unpaid interest plus 110% of the remaining outstanding unconverted principal balance. The Company could not prepay the June 2020 Note without the consent of Crystal Amber. The Company considered the change in control premium to represent a cash settleable feature, thereby requiring derivative liability classification. On applying a probability-adjusted present value of the premiums, the fair value of the cash settleable feature was considered immaterial.

On September 4, 2020, the August 2020 Note principal of $500 thousand and approximately $2 thousand of interest was converted into approximately 7.1 million shares of Series A Preferred Stock.

For the three and nine months ended September 30, 2020, the Company recorded interest expense of $128 thousand of which $126 thousand represented amortization of the debt discount.

10. Commitments and Contingencies

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

The Company’s operating lease is reflected in the balance sheets. In the three and nine months ended September 30, 2020, $44 and $131 thousand of lease expense was incurred and an additional $31 thousand of tax expense was accrued for property taxes associated with the leased facility. Other information related to leases was as follows (in 2019, other leases were all short term and excluded from the scope of ASC 842, Leases):

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Operating cash flows from operating leases in lease liability measurement	$133	$16
Operating cash flows from short term leases	133	92
Remaining long-term lease term in years	1.6	2.8
Discount rate	10%	10%

The maturity of the Company’s operating lease liability as of September 30, 2020 is as follows:

September 30, 2020
(in thousands)
2020	$45
2021	182
2022	76
Total future minimum lease payments	303
Less: imputed interest	26
Total liabilities	$277

Rent expense on non-cancelable operating leases was approximately $46 and $136 thousand for the three and nine months ended September 30, 2020. Rent expense on non-cancelable operating leases was approximately $29 and $154 thousand for the three and nine months ended September 30, 2019.

11. Redeemable Preferred Stock and Stockholders’ Deficit

On December 19, 2019, GI Dynamics stockholders approved an increase of its authorized shares of common stock from 50 million to 75 million.

On May 26, 2020, the Company filed a definitive proxy statement and Notice of Stockholder Meeting with the Securities and Exchange Commission in the United States and with ASX in Australia. The proposal to be voted by shareholders was to formally apply for removal from the Official List of the ASX (the “Delisting”). On June 20, 2020, stockholders approved the Delisting and notice was given to the market that a formal Delisting application had been submitted to ASX. The Company was not offering any share purchase facilities under the Delisting plan. After a 30-day trading period ending 4:00 p.m. July 22, 2020 Australian Eastern Standard Time, the Company was delisted. All CDIs were converted to shares of Common Stock before the CDN trust was dissolved. Registered holders converting CDIs such that a fractional common share was generated received cash payment for such fractional share. The Company’s SEC reporting requirements are still in effect, even though the Company’s securities are not listed on any exchange.

On July 13, 2020, Crystal Amber provided the Company with a notice of optional conversion of the 2017 Note, thereby converting the principal of $5 million and the accrued and unpaid interest of $390 thousand into 2,574,873,400 CDIs, which is equal to 51,497,468 shares of Common Stock. On receipt of the notice of conversion, the Company did not have sufficient authorized shares to allow full conversion. The available 38,401,704 shares were issued to CDN, allowing the allotment of 1,920,085,200 CDIs to Crystal Amber and a Right to Shares and Waiver Agreement in which the Company agreed to issue the remaining 13,095,764 shares of Common Stock owed under the conversion when the Company has filed an amended and restated certification of incorporation with the Delaware Secretary of State after the Company was delisted from the ASX and in connection with the consummation of the September 2020 Financing.

On September 3, 2020, GI Dynamics stockholders approved an increase of its authorized shares of common stock from 75 million to 280 million and approved the authorization of 118 million shares of Series A Convertible Preferred Stock, a newly created class of capital stock with the following rights and privileges.

Voting and Director Nomination Rights

Holders of shares of Series A Preferred will generally be entitled to vote with the holders of shares of common stock, at any stockholder meeting or by written consent in lieu of such meeting. Except as required by applicable law or provided in the Restated Certificate, holders of Series A Preferred will vote together with the holders of common stock as a single class and on an as-converted to common stock basis.

Holders of Series A Preferred will have the right, exclusively and as a separate class, to (a) designate 2 members of the Board, (b) remove such designees from the Board without cause and (c) fill any vacancies with respect to those directorships.

Protective Provisions

In addition to the foregoing director nomination rights, at any time when at least 5 million shares of Series A Preferred are outstanding, holders of at least a majority of the outstanding shares of Series A Preferred, voting separately as a single class, must approve certain significant actions of the Company, including, among others: (a) the liquidation, dissolution or winding up of the affairs of the Company; (b) any Deemed Liquidation Event (as defined in the Restated Certificate); (c) amendments to the Restated Certificate or the Company’s bylaws, which would adversely affected the rights and privileges of the Series A Preferred; (d) any issuance or authorization of an additional class or series of capital stock of the Company that does not rank junior to the Series A Preferred with respect certain rights and privileges; (e) any reclassification of an existing security of the Company that renders such security senior to the Series A Preferred with respect to certain rights and privileges; and (f) any increase or decrease in the authorized number of members of the Board.

Conversion Rights and Anti-Dilution Adjustments

The Holders of shares of Series A Preferred will have the right to convert such shares into shares of common stock on a 1-for-1 basis, at a conversion price equal to the per share issue price of the Series A Preferred, which initially under the Purchase Agreement, will be $0.08863 per share. Shares of Series A Preferred will be convertible both at the option of the holder and mandatorily upon either (a) the closing of a Qualified IPO or (b) the date and time, or the occurrence of an event, specified by vote or written consent of the holders of a majority of the then outstanding shares of Series A Preferred.

The Company will be required, at all times, to reserve and keep available out of its authorized and unissued shares of common stock the number of shares that would be issuable upon conversion of all outstanding shares of Series A Preferred. If this reserve is not sufficient at any point to allow for full conversion, the Company must act to sufficiently increase its pool of authorized but unissued shares of common stock.

The conversion price of the Series A Preferred and the number of shares of common stock to be delivered upon conversion of the Series A Preferred will be subject to certain customary anti-dilution protections for certain events, such as (a) stock splits, subdivisions, or combinations of common stock, (b) certain dividends or distributions on shares of common stock and (c) certain mergers, reorganizations, reclassifications, recapitalizations and consolidations of the Company.

Preferential Payments

In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company, holders of the Series A Preferred then outstanding will be entitled to receive, before any distribution of the assets of the Company to the holders of common stock, an amount per share equal to 1.2 times the original issue price per share in the Series A Preferred Financing, plus any declared but unpaid dividends. Holders of Series A Preferred will also be entitled to the same preferential rights upon a Deemed Liquidation Event (as defined in the Restated Certificate), except that in such case, the distributions to holders of Series A Preferred shall be in the form of payments from the proceeds of the transaction constituting such Deemed Liquidation Event.

Dividends

Holders of Series A Preferred will entitled to receive dividends, when and if declared by the Company on any shares of its capital stock (other than on dividends on shares of common stock payable in shares of common stock), prior to or at the same time of the payment of such declared dividends. In such case, the minimum dividend amount payable on shares of Series A Preferred will be determined either on an as-converted to common stock basis or on the basis of the issue price of the capital stock, and will be calculated based on the formulas set forth in the Restated Certificate.

On September 3, 2020, after stockholders authorized the increase in shares of Common Stock, the Company issued the remaining 13,095,764 shares of Common Stock due to Crystal Amber in full satisfaction of the Right to Shares and Waiver Agreement.

On September 4, 2020, Crystal Amber converted the amounts owed related the June and August 2020 Notes, which totaled an outstanding principal amount of $1.25 million and a total of approximately $10 thousand of unpaid accrued interest, into 17,774,853 shares of Series A Preferred Stock.

On September 4, 2020, Crystal Amber purchased 42,310,730 shares of Series A Preferred Stock for gross proceeds of $3.75 million.

At September 4, 2020, the Series A Preferred Stock was determined to be effectively redeemable on an event outside of the Company’s control, thereby requiring the Series A Preferred Stock to be presented in a mezzanine section on the consolidated balance sheet. The September 2020 Financing included the Series A Preferred Stock Purchase Agreement, which allocated two board seats to nominees of the holders of the Series A Preferred Stock. On August 10, 2020, the sitting Board of Directors appointed to the board one nominee of Crystal Amber the sole holder of Series A Preferred Stock. The incumbent directors subsequently resigned, effectively leaving a Series A nominee as the sole director. The Series A Preferred Stock is redeemable on the Board of Director election to liquidate the Company. Until independent board members are appointed and have a majority of the board votes, the Series A representative director has the ability to effect the liquidation the Company and the redemption of the Series A Preferred Shares. For such time as the decision to liquidate and redeem the Series A Preferred Shares is outside of the control of the Company, the Series A Preferred Shares is required to be classed in the mezzanine until such time as independent board members can control the decision to liquidate the Company. The October 20, 2020 appointment of non-executive director Ginger Glaser and the October 31, 2020 appointment of chief executive officer Joseph Virgilio to the board of directors placed such decision back under the control of the Company, thereby enabling reclassification of the mezzanine equity to stockholders’ equity.

Pursuant to the Series A Preferred Stock Share Purchase Agreement and related amendment, dated October 31, 2020, the Second Close of the September 2020 Financing will occur on November 30, 2020 and will include the sale of 56,414,306 shares of Series A Preferred Stock for proceeds of $5.0 million. Independent investors may subscribe for shares up to the total number of shares being offered and Crystal Amber will purchase any shares not subscribed by independent investors at November 30, 2020.

12. Share-Based Compensation

The Company has three stock-based compensation plans. The Board of Directors adopted the 2003 Omnibus Stock Plan (the “2003 Plan”), which provides for the grant of qualified incentive stock options and nonqualified stock options or other awards to the Company’s employees, officers, directors, advisors, and outside consultants to purchase up to an aggregate of 922,086 shares of the Company’s common stock.

In August 2011, the Board of Directors adopted the 2011 Employee, Director and Consultant Equity Incentive Plan (the “2011 Plan”, together with the 2003 Plan, the “Plans”) as the successor to the 2003 Plan. Under the 2011 Plan, the Company may grant incentive stock options, nonqualified stock options, restricted and unrestricted stock awards and other stock-based awards. As of September 30, 2020, 999,557 shares of common stock were available for grant under the Company’s 2011 Plan.

In August 2020, the Board of Directors adopted, pending shareholder approval, the 2020 Employee, Director and Consultant Equity Incentive Plan (the “2020 Plan”) as the successor to the 2011 and 2003 Plans. On September 3, 2020 shareholders approved the adoption of the 2020 Plan. Under the 2020 Plan, the Company may grant incentive stock options, nonqualified stock options, restricted and unrestricted stock awards and other stock-based awards up to a total of 41,710,968 shares. As of September 30, 2020, 41,710,968 shares of common stock were available for grant under the Company’s 2020 Plan

Stock-Based Compensation

Stock-based compensation is reflected in the consolidated statements of operations as follows for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$3	$15	$31	$47
General and administrative	195	43	563	127
	$198	$58	$594	$174

The stock options granted under the Plans generally vest over a four-year period and expire ten years from the date of grant.

The weighted-average assumptions used to estimate the fair value of employee stock options using the Black-Scholes option-pricing model were as follows for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Expected volatility	164.9%	126.1%	164.9%	126.1%
Expected term (in years)	5.84	6.05	5.84	6.05
Risk-free interest rate	0.9%	1.7%	0.9%	1.7%
Expected dividend yield	0%	0%	0%	0%

Stock Options

The following table summarizes share-based activity under the Company’s stock option plans for the nine months ended September 30, 2020:

	Shares of Common Stock Attributable to Options	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2019	3,096,154	$1.47	8.3	$—
Granted	90,000	$0.23	—	$—
Cancelled	(329,691)	$3.31	—	$—
Outstanding at September 30, 2020	2,856,463	$1.22	8.1	$—
Vested or expected to vest at September 30, 2020	2,856,463	$—	—	$—
Exercisable at September 30, 2020	1,217,689	$1.50	7.3	$—

The majority of the Company’s option grants vest 25% on the first anniversary of the grant date, and in a quarterly straight-line rate thereafter until fully vested on the fourth anniversary of the grant date. The weighted average grant date fair value for options granted in the nine-month period ended September 30, 2020, was $0.18. The unrecognized stock compensation expense at September 30, 2020 was approximately $1.6 million and is expected to be recognized over a weighted average period of 2.75 years from September 30, 2020.

The Company has recorded non-employee stock-based compensation expense of approximately $2 thousand and $0 during the nine-month period ended September 30, 2020 and 2019, respectively, which is included in total stock-based compensation expense. The unrecognized compensation expense associated with outstanding non-employee grants was $2 thousand and $0 at September 30, 2020 and 2019, respectively.

On February 28, 2020, the Company’s Board of Directors approved, subject to stockholder approval per ASX Listing Rule 10.14, the grant of stock options (“NED Options”) conferring the right to purchase up to 30 thousand shares of the Company’s common stock to Praveen Tyle, a non-executive director pursuant to the Company’s 2011 Plan. The exercise price is $0.20 per share of common stock and the NED Options will vest in full on February 28, 2021 if Dr. Tyle remains a director of the Company through that date. The NED Options will vest immediately on a change in control event. The NED Options are immediately exercisable, subject to repurchase rights if purchased prior to vesting. The NED Options will be cancelled immediately upon termination of service as a director, unless such termination is the result of a defined change in control event, in which case the NED Options will be cancelled 12 months after such termination. As of September 30, 2020, stockholders had not yet approved the NED Options.

On February 15, 2020, the Company granted a consultant an option to purchase up to 10,000 shares of common stock at a price of $0.40 per share. The option vests in equal monthly amounts over a 24-month period and expires in 10 years.

At September 30, 2020, the Company had unvested outstanding options to purchase 9,996 shares of common stock granted to non-employees.

Performance Stock Units

Each performance stock unit (“PSU”) represents a contingent right to receive one share of the Company’s common stock. There is no consideration payable on the vesting of PSUs issued under the Plans. Upon vesting, the PSUs are exercised automatically and settled in shares of the Company’s common stock. During the nine months ended September 30, 2020, the Company awarded no PSUs to employees and directors of the Company.

The following table summarizes information related to PSU activity for the nine months ended September 30, 2020:

	Number of Units	Weighted- Average Contractual Life	Aggregate Intrinsic Value
		(in years)	(in thousands)
Outstanding at December 31, 2019	250,000	6.23	$149
Granted	—
Exercised	—
Cancelled	(125,000)	—	—
Outstanding at September 30, 2020	125,000	5.48	$1

The aggregate intrinsic value at September 30, 2020 noted in the table above represents the estimated fair value of the Company’s common stock multiplied by the number of PSUs outstanding. The fair value of each PSU award equals the closing price of the Company’s common stock on the date of grant.

The outstanding PSUs had an expiration clause that effectively cancelled 125,000 of the PSUs as the performance metrics had not been achieved by September 30, 2020.

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

14. Subsequent Events

Effective October 31, 2020, the Company and Crystal Amber executed an amendment to the Series A Share Purchase Agreement that changed the date of the Second Close of the Series A Preferred Financing from October 31, 2020 to November 30, 2020.

Effective October 20, 2020, Ginger Glaser was appointed as a non-executive director to the Board of Directors and all subcommittees of the Board of Directors.

Effective November 2, 2020, Joseph Virgilio was appointed to the Board of Directors and all subcommittees of the Board of Directors.

Effective November 2, 2020, Scott Schorer departed as President and Chief Executive Officer. Concurrently the Board of Directors appointed Joseph Virgilio to the position of Chief Executive Officer and President.

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

To date, GI Dynamics has devoted substantially all of its efforts to research and development, business planning, clinical research, clinical study management, reimbursement development, product commercialization, acquiring operating assets and raising capital. GI Dynamics has incurred significant operating losses since its inception in 2003. As of September 30, 2020, the Company had an accumulated deficit of approximately $295 million. The Company expects to incur net losses for the next several years while it continues to evaluate which markets are appropriate to continue pursuing reimbursement, market awareness and general market development efforts, and continues to restructure its business and costs, establish new priorities, continue limited research, and evaluate strategic options.

GI Dynamics has raised net proceeds of approximately $282.6 million through sales of the Company’s equity and placement of debt, of which $9.3 million was raised through the Company’s 2019 financings and approximately $9.8 million has been raised in 2020 financings.

On August 21, 2019, the Company and Crystal Amber Fund Limited (“Crystal Amber”) entered into a securities purchase agreement for a total funding of up to approximately $10 million (the “August 2019 SPA”). The initial $5.4 million was comprised of existing warrant exercises scheduled between August 25, 2019 and November 15, 2019. The remaining amount of the August 2019 funding was represented by a Convertible Term Promissory Note (“August 2019 Note”) of up to approximately $4.6 million and a related Warrant (“August 2019 Warrant”). Under the terms of the August 2019 SPA and August 2019 Note, the Company, at its sole discretion, could elect to request any of the $4.6 million to be funded at any date on or before December 6, 2019. The conversion feature allows the conversion of the August 2019 Note’s unpaid principal and interest at $0.02 per CDI and the August 2019 Warrant, upon its issue, allowed the purchase for $0.02 per CDI a number of CDIs represented by the August 2019 Note principal divided by $0.02 per CDI.

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

On March 31, 2020, the maturity date of the 2017 Note was extended to May 1, 2020. On April 30, 2020, the maturity date of the 2017 Note was extended to May 15, 2020. On May 15, 2020, the maturity date of the 2017 Note was extended to June 15, 2020. On June 15, 2020, the maturity date of the 2017 Note was extended to June 29, 2020.  On June 29, 2020, the maturity date of the 2017 Note was extended to July 31, 2020.

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

On June 18, 2020, the Company entered into a Note Purchase Agreement (“June 2020 NPA”) with Crystal Amber, pursuant to which, the Company issued and sold to Crystal Amber, a Convertible Promissory Note in an aggregate original principal amount of $750 thousand (the “June 2020 Note”). The note and accrued interest mandatorily converted at the September 4, 2020 Initial Close of the September 2020 Financing into approximately 10.6 million shares of Series A Preferred Stock.

On July 13, 2020, Crystal Amber provided the Company with a notice of optional conversion of the 2017 Note, thereby converting the principal of $5 million and the accrued and unpaid interest of $390 thousand into 2,574,873,400 CDIs, which is equal to 51,497,468 shares of Common Stock. On receipt of the notice of conversion, the Company did not have sufficient authorized shares to allow full conversion. The available 38,401,704 shares were issued to CDN, allowing the allotment of 1,920,085,200 CDIs to Crystal Amber and a Right to Shares and Waiver Agreement in which the Company agreed to issue the remaining 13,095,764 shares of Common Stock owed under the conversion when the Company has filed an amended and restated certification of incorporation with the Delaware Secretary of State after the Company was delisted from the ASX and in connection with the consummation of the September 2020 Financing.

On July 22, 2020, GI Dynamics was removed from the Official List of the ASX and all CDIs were converted to shares of Common Stock. Although the Company’s securities are not traded on any exchange, the Company remains subject to SEC reporting requirements.

On August 4, 2020, the Company entered into a Note Purchase Agreement (“August 2020 NPA”) with Crystal Amber, pursuant to which, the Company issued and sold to Crystal Amber, a Convertible Promissory Note in an aggregate original principal amount of $500 thousand (the “August 2020 Note”). The note and accrued interest mandatorily converted at the September 4, 2020, Initial Close of the September 2020 Financing into approximately 7.1 million shares of Series A Preferred Stock.

On September 3, 2020, Shareholders approved an increase in shares of authorized Common Stock to 280 million and authorized 118 million shares of a new Series A Preferred class of capital stock. The approval for the increase in the authorized shares of Common Stock allowed for the immediate issuance of the remaining 13,095,764 shares of Common Stock owed to Crystal Amber under the Right to Shares and Waiver Agreement.

On September 4, 2020, the Company and Crystal Amber executed financing documents (the “September 2020 Financing”) that included the sale of up to $10 million of shares of Series A Preferred Stock (described more fully in Note 11 of the consolidated financial statements) and the conversion of the June 2020 and August 2020 Convertible Notes into shares of Series A Preferred Stock, the cancellation of the August 2019 Warrant (described more fully in Note 4 and Note 9 of the consolidated financial statements), the extinguishment of the August 2019 Convertible Note, and the issuance of the September 2020 Convertible Note (described more fully in Note 9 of the consolidated financial statements). The Initial Close occurred on September 4, 2020 and resulted in cash proceeds of $3.75 million for the sale of approximately 42.3 million shares of Series A Preferred Stock. The Initial Close also included the conversion of $1.26 million of Note principal and interest due under the June 2020 and August 2020 Note into 17.7 million shares of Series A Preferred Stock. The Initial Close also included the cancellation of the August 2019 Warrant, the extinguishment of the August 2019 Convertible Note, and the issuance of the September 2020 Convertible Note. Pursuant to the Series A Preferred Stock Share Purchase Agreement and related amendment, dated October 31, 2020, the Second Close of the September 2020 Financing will occur on November 30, 2020 and will include the sale of 56,414,306 shares of Series A Preferred Stock for proceeds of $5.0 million. Crystal Amber may sell a portion of the $5.0 million Second Close allotment to independent investors and will purchase any shares of the September 2020 Financing that remain unsubscribed at the Second Close.

The Company’s costs include employee salaries and benefits, compensation paid to consultants, materials and supplies for research, costs associated with development activities including materials, sub-contractors, travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage, medical technology company. At September 30, 2020, GI Dynamics had 13 full-time employees. The number of employees required to support the Company’s activities as it seeks CE mark approval and moves EndoBarrier through the GI Dynamics STEP-1 and I-Step clinical trials, as well as in the areas of research and development, sales and marketing, and general and administrative functions, may increase. GI Dynamics expects to continue to incur consulting expenses related to technology development that will increase as it re-enters into the recruitment phase of the STEP-1 and enters into the recruitment phase of the India clinical trials, and the Company expects to continue to incur expenses to protect its intellectual property.

On March 11, 2020, the World Health Organization declared the outbreak of a coronavirus (“COVID-19”) pandemic. As a result, economic uncertainties have arisen which, as of September 30, 2020, have negatively impacted GI Dynamics short term-operations, for example in delays in timing of regulatory audits and other key operational activities due to widespread sequestration and in facing enrollment pauses in our clinical trials due to the clinic-level restriction of elective procedures, for which EndoBarrier implantation qualifies. When operational activities are delayed, expenditures on certain items may decrease, such as travel. There is no certainty which reduced expenditures will result in higher than usual expenditures as activities resume and which will return to the expected rate. If the restrictions are limited in duration, the Company anticipates an ability to overcome delays and return to original timing estimates, but there can be no guarantee the duration and operational impact will be limited to the degree required. Additionally, market-level impacts may affect the timing or the negotiation of terms in the Company’s financing efforts. These and other financial impacts that could occur may appear as positive or negative impacts to the Company’s future financial statements.

The amount that GI Dynamics spends for any specific purpose may vary significantly from quarter to quarter or year to year, and could depend on a number of factors including, but not limited to, the pace of progress of the GI Dynamics STEP-1 and I-Step clinical trials, commercialization and development efforts and actual needs with respect to development and research.

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

Results of Operations

The following is a description of significant components of Company operations, including significant trends and uncertainties that are believed to be important to an understanding of the Company’s business and results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Operating expenses:
Research and development	$643	$1,391	$2,673	$3,011
Sales and marketing	—	—	—	22
General and administrative	1,806	1,260	4,978	3,997
Total operating expenses	2,449	2,651	7,651	7,030
Loss from operations	(2,449)	(2,651)	(7,651)	(7,030)
Other income (expense):
Interest income	—	—	—	3
Interest expense	(547)	(109)	(1,183)	(6,198)
Foreign exchange gain (loss)	(3)	6	(15)	12
Gain on write-off of accounts payable	—	1	—	91
Gain on redemption of fractional common shares	2	—	2	—
Loss on extinguishment of debt	(678)	—	(678)	—
Re-measurement of derivative liabilities	—	(10)	—	(1,698)
Other income	45	—	232	—
Other income (expense), net	(1,181)	(112)	(1,642)	(7,790)
Loss before income tax expense	(3,630)	(2,763)	(9,293)	(14,820)
Provision for income taxes	5	—	15	32
Net loss	$(3,635)	$(2,763)	$(9,308)	$(14,852)

Basic and diluted net loss per common share	(0.05)	$(0.09)	(0.19)	$(0.48)
Weighted-average number of common shares used in basic and diluted net loss per common share	73,416,989	31,239,071	48,960,774	31,239,071

Three and nine months ended September 30, 2020 compared to three and nine months ended September 30, 2019

Revenue. The Company did not record any revenues or associated cost of revenue during the three and nine months ended September 30, 2020 and 2019, respectively.

Operating expenses

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	( in thousands)				( in thousands)
Research and development	$643	$1,391	$(748)	(53.8)%	$2,673	$3,011	$(338)	(11.2)%
Sales and marketing	—	—	—	(—)%	—	22	(22)	(100.0)%
General and administrative	1,806	1,260	546	43.3%	4,978	3,997	981	24.5%
Total operating expenses	$2,449	$2,651	$(202)	(7.6)%	$7,651	$7,030	$621	8.8%

Research and Development Expense. The decrease in research and development expense for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 was primarily due to COVID-19. The Company reduced headcount, overall research and development spending due to cash concerns, and was forced to halt its clinical trials.

Sales and Marketing Expense. The decrease in sales and marketing expense for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to a reclassification of existing overseas employee efforts from sales and marketing support to research and development.

General and Administrative Expense. The increase in general and administrative expense for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 was primarily due to increased legal expenses as the Company continued to seek new investors, increased employee-related expenses as well as corporate insurance expenses due to a higher directors’ and officers’ liability policy premium.

The Company continues to look for ways to realize a more efficient cost structure in order to extend the Company’s cash runway. Cost reductions may not be achievable in all instances as the Company executes clinical development in support of commercial regulatory approvals. Additionally, on March 11, 2020, the World Health Organization declared the outbreak of a COVID-19 pandemic. As a result, economic uncertainties have arisen which, as of September 30, 2020, have negatively impacted GI Dynamics short term-operations, for example in delays in timing of regulatory audits and other key operational activities due to widespread sequestration and in facing enrollment pauses in our clinical trials due to the clinic-level restriction of elective procedures, for which EndoBarrier implantation qualifies. When operational activities are delayed, expenditures on certain items may decrease, such as travel. There is no certainty which reduced expenditures will result in higher than usual expenditures as activities resume and which will return to the expected rate. If the restrictions are limited in duration, the Company anticipates an ability to overcome delays and return to original timing estimates, but there can be no guarantee the duration and operational impact will be limited to the degree required. Additionally, market-level impacts may affect the timing or the negotiation of terms in the Company’s financing efforts. These and other financial impacts that could occur may appear as positive or negative impacts to the Company’s future financial statements.

Other income (expense)

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	( in thousands)				( in thousands)
Other income (expense):
Interest income	$—	$—	$—	(—)%	$—	$3	$(3)	(100.0)%
Interest expense	(547)	(109)	(438)	401.8%	(1,183)	(6,198)	5,015	(80.9)%
Foreign exchange gain (loss)	(3)	6	(9)	(150.0)%	(15)	12	(27)	(225.0)%
Gain on write-off of accounts payable	—	1	(1)	100.0%	—	91	(91)	100.0%
Gain on redemption of fractional common shares	2	—	2	100.0%	2	—	2	100.0%
Gain (loss) on modification of debt	(678)	—	(678)	100.0%	(678)	—	(678)	100.0%
Re-measurement of derivative liabilities	—	(10)	10	(100.0)%	—	(1,698)	1,698	(100.0)%
Other income	45	—	—	100.0%	232	—	232	100.0%
Total other income (expense), net	$(1,181)	$(112)	$(1,114)	994.6%	$(1,642)	$(7,790)	$6,148	(78.9)%

Other income (expense). The change to other expense, net, for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 is primarily due to changes in the loss on extinguishment of debt related to the August 2019 Note and the September 2020 Note, gain on write off of accounts payable, changes in non-cash interest, re-measurement of derivative liabilities, reclass of derivative liabilities to equity and the elimination of the right of product return reserves of $164 thousand, which is included in other income.

Liquidity and Capital Resources

As of September 30, 2020, the Company’s primary source of liquidity is its cash and restricted cash balances. GI Dynamics is currently focused primarily on obtaining CE mark approval to allow commercialization in select markets and on conducting its clinical trials which will support future regulatory submissions and potential commercialization activities. Until the Company is successful in gaining regulatory approvals, including CE mark, it is unable to sell the Company’s product in any market at this time. Without revenues, GI Dynamics is reliant on funding obtained from investment in the Company to maintain business operations until the Company can generate positive cash flows from operations. The Company cannot predict the extent of future operating losses and accumulated deficit, and it may never generate sufficient revenues to achieve or sustain profitability.

GI Dynamics has incurred operating losses since inception and at September 30, 2020, had an accumulated deficit of approximately $295 million and a working capital surplus of approximately $4.6 million. The Company expects to incur significant operating losses for the next several years. At September 30, 2020, the Company had approximately $2.7 million in cash and restricted cash.

The Company completed an initial public offering on the Australian Securities Exchange (“ASX”) on September 2, 2011. The Company’s Chess Depository Interests (“CDIs”), which represented 1/50th of a share of the Company’s Common Stock were publicly traded until July 22, 2020, when the Company completed all requirements and was removed from the Official List of the ASX (the “Delisting”, described more fully in Note 11 of the consolidated financial statements). On Delisting, all CDIs were automatically converted to shares of Common Stock with any resulting fractional shares being redeemed by the Company for cash payment. Although the Company is not listed on any public exchange, the Company remains subject to all SEC reporting requirements due to the number of holders of shares of Common Stock.

On September 4, 2020, the Company and Crystal Amber Fund Limited (“Crystal Amber”) executed financing documents (the “September 2020 Financing”) that included the sale of up to $10 million of shares of Series A Preferred Stock (described more fully in Note 11 of the consolidated financial statements) and the conversion of the June 2020 and August 2020 Convertible Notes into shares of Series A Preferred Stock, the cancellation of the August 2019 Warrant (described more fully in Note 4 and Note 9 of the consolidated financial statements), the extinguishment of the August 2019 Convertible Note, and the issuance of the September 2020 Convertible Note (Note related transactions are described more fully in Note 9 of the consolidated financial statements). The Initial Close occurred on September 4, 2020 and resulted in cash proceeds of $3.75 million for the sale of approximately 42.3 million shares of Series A Preferred Stock. The Initial Close also included the conversion of $1.26 million of Note principal and interest due under the June 2020 and August 2020 Note into 17.7 million shares of Series A Preferred Stock. The Initial Close also included the cancellation of the August 2019 Warrant, the extinguishment of the August 2019 Convertible Note, and the issuance of the September 2020 Convertible Note. Pursuant to the Series A Preferred Stock Share Purchase Agreement and related amendment, dated October 31, 2020, the Second Close of the September 2020 Financing will occur on November 30, 2020 and will include the sale of 56,414,306 shares of Series A Preferred Stock for proceeds of $5.0 million. Crystal Amber may sell a portion of the $5 million Second Close allotment to independent investors and will purchase any shares of the September 2020 Financing that remain unsubscribed at the Second Close.

The Company expects that the cash received in the September 2020 Financing will be sufficient to fund the Company’s operations through the later of obtaining of CE mark approval or May 31, 2021, after which additional financing will be required to continue the Company’s operations. Further additional financing will be required to fund operations until the Company achieves sustainably positive cash flow. There can be no assurance that any potential financing opportunities will be available on acceptable terms, if at all. If the Company is unable to raise sufficient capital on the Company’s required timelines and on acceptable terms to stockholders and the Board of Directors, it could be forced to reduce or cease operations that may include activities essential to support regulatory applications to commercialize EndoBarrier, file for bankruptcy, or undertake a combination of the foregoing.

These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued.

During the nine months ended September 30, 2020 the Company’s cash and restricted cash balance increased by approximately 0.2 million primarily due to receipt of the relevant funding amount under the convertible notes issued to Crystal Amber and funded in January 2020, June 2020, and August 2020, and the sale of Series A Preferred Stock in September 2020, less cash payments related to, among other things, research and development and general and administrative expenses as GI Dynamics continued to focus on clinical and regulatory strategies that exceeded its various financings.

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(9,739)	$(8,305)
Investing activities	—	(11)
Financing activities	9,915	5,913
Net increase (decrease) in cash, and restricted cash	$176	$(2,403)

Cash Flows Used in Operating Activities

The primary uses of cash for operating activities for the nine months ended September 30, 2020 were:

●	to fund the Company’s net loss of approximately $9.3 million;

●	a net negative adjustment to cash flow from changes in working capital of approximately $3.2 million resulting primarily from increases in prepaid expenses offset by decreases in accounts payable and accrued expenses and;

●	a net positive adjustment to cash flow from non-cash items of approximately $2.7 million, primarily from non-cash interest expense and stock-based compensation.

The primary uses of cash for operating activities for the nine months ended September 30, 2019 were:

●	to fund the Company’s net loss of approximately $14.9 million and;

●	a net positive adjustment to cash flow from non-cash items of approximately $8 million, primarily from non-cash interest expense of approximately $6.2 million, re-measurement of derivative liabilities of approximately $1.7 million, stock-based compensation expense of approximately $174 thousand and depreciation and amortization of approximately $24 thousand; and

●	a net negative adjustment to cash flow from changes in working capital of approximately $1.5 million resulting primarily from an increase in prepaid expenses predominantly related to trial start up pre-payments and decreases in accounts payable and accrued expenses.

Cash Flows Used in Investing Activities

No cash was used in investing activities for the nine months ended September 30, 2020. Cash used in investing activities for the nine months ended September 30, 2019 was approximately $11 thousand related to capital expenditures.

Cash Flows Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2020 totaled approximately $9.9 million and resulted from proceeds received from the August 2019 Note, the June 2020 Note, the August 2020 Note, the sale of Series A Preferred Stock, an insurance premium financing plan, and the Paycheck Protection Program loan.

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

Funding Requirements

As of September 30, 2020, the Company’s primary source of liquidity is its cash and restricted cash balances. GI Dynamics is currently focused primarily on gaining CE mark and executing its clinical trials, which will support future regulatory submissions and potential commercialization activities. Until the Company is successful in gaining CE mark and various regulatory approvals, it is unable to sell the Company’s product in any market at this time. Without revenues, GI Dynamics is reliant on funding obtained from investment in the Company to maintain business operations until the Company can generate positive cash flows from operations. The Company cannot predict the extent of future operating losses and accumulated deficit, and it may never generate sufficient revenues to achieve or sustain profitability.

GI Dynamics has incurred operating losses since inception and at September 30, 2020, had an accumulated deficit of approximately $295 million and a working capital surplus of approximately $4.6 million. The Company expects to incur significant operating losses for the next several years. At September 30, 2020, the Company had approximately $2.7 million in cash and restricted cash.

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

Interest Rate Sensitivity

The Company’s unrestricted cash of approximately $2.7 million at September 30, 2020, which will be used for working capital purposes. The Company does not enter into investments for trading or speculative purposes. The goals of the Company’s investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. The Company also seeks to maximize income from investments without assuming significant risk. The Company’s primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the U.S. and Australia. Because of the short-term nature of the Company’s cash and restricted cash, GI Dynamics does not believe that it has any material exposure to changes in their fair values as a result of changes in interest rates.

Foreign Currency Risk

GI Dynamics conducts business in foreign countries. For U.S. reporting purposes, all assets and liabilities of non-U.S. entities are remeasured at the period-end exchange rate and income and expenses at the average exchange rates in effect during the periods. The net effect of these remeasurement adjustments is shown in the accompanying consolidated financial statements as a component of net loss. Continued fluctuation of these exchange rates could result in financial results that are not comparable from quarter to quarter. The Company does not currently utilize foreign currency contracts to mitigate the gains and losses generated by the remeasurement of non-functional currency assets and liabilities and does not currently hold material cash reserves in foreign currencies.

Effects of Inflation

The Company does not believe that inflation and price fluctuations over the three and nine months ended September 30, 2020 and 2019 had a significant impact on the results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15(f), GI Dynamics carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Certifying Officers concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2020. This conclusion was based on the material weaknesses in our internal control over financial reporting further described below.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis. In connection with the preparation of our interim financial statements for the quarter ended September 30, 2020, we identified the following material weaknesses in our internal control over financial reporting:

●	Failure to adequately reconcile accrued interest; and

●	In effective related to assessing certain change in control vesting provisions resulting in inappropriate recognition of stock-based compensation.

Upon identifying these material weaknesses, we performed additional procedures to evaluate the impact on the financial statements and corrected initial misstatements within the financial statements. We believe the consolidated financial statements included in this Quarterly Report present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles. However, these material weaknesses could result in a material misstatement of our financial statements that would not be prevented or detected. We are currently in the process of remediating these weaknesses with changes to processes, including organizational changes which will strengthen technical accounting memo review, inclusion of legal counsel in accounting relevant contract analysis, and further improvement in review of transactions prior to posting to the general ledger.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, the Certifying Officers conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the third fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The evaluation performed by the Certifying Officers resulted in a conclusion that no such changes occurred.

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

Crystal Amber beneficially owns a large portion of our capital stock and retains voting control of the Company, and accordingly, has control over stockholder matters, our business and management.

As of October 29, 2020, Crystal Amber beneficially owns approximately 78.6 million shares of common stock, or approximately 89% of our issued and outstanding shares of common stock. Crystal Amber also holds 60.1 million shares of our Series A Preferred Stock, which is 100% of our issued and outstanding shares of Series A Preferred Stock. Crystal Amber’s beneficial ownership of approximately 78.6 million shares of common stock and 60.1 million shares of Series A Preferred Stock provides Crystal Amber with 91.1% of the voting control of the Company.

Additionally, the shares of Series A Preferred Stock contain protective provisions, which precludes us from taking certain actions without Crystal Amber’s (or that of the holders of a majority of the shares of Series A Preferred Stock) approval. More specifically, so long as any shares of Series A Preferred Stock are outstanding, we are not permitted to take certain actions without first obtaining the approval (by vote or written consent, as provided by law) of the holders of at least a majority of the then outstanding shares of Series A Preferred Stock, voting as a separate class, including for example and without limitation, amending our certificate of incorporation, changing or modifying the rights of the Series A Preferred Stock, including increasing or decreasing the number of authorized shares of Series A Preferred Stock, increasing or decreasing the size of the board of directors or remove the directors appointed by the holders of our Series A Preferred Stock and declaring or paying any dividend or other distribution.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as previously disclosed on the Company’s Current Reports on Form 8-K filed with the SEC, the Company did not issue any unregistered equity securities during the three months ended September 30, 2020.

Item 6. Exhibits.

Exhibit No:	Description

3.1	Restated Certificate, incorporated by reference to Exhibit 3.1 of GI Dynamics, Inc.’s Current Report on Form 8-K filed with the SEC on September 10, 2020.

3.2	Restated Bylaws, incorporated by reference to Exhibit 3.2 of GI Dynamics, Inc.’s Current Report on Form 8-K filed with the SEC on September 10, 2020.

4.1	Exchange Note, incorporated by reference to Exhibit 4.1 of GI Dynamics, Inc.’s Current Report on Form 8-K filed with the SEC on September 10, 2020.

10.1	Right to Shares and Waiver Agreement, dated as of July 24, 2020, by and between GI Dynamics, Inc. and Crystal Amber Fund Limited, incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Current Report on Form 8-K filed with the SEC on July 29, 2020.

10.2+	Retention Bonus Agreement and Amendment, dated as of July 23, 2020, by and between GI Dynamics, Inc. and Scott Schorer, incorporated by reference to Exhibit 10.2 of GI Dynamics, Inc.’s Current Report on Form 8-K filed with the SEC on July 29, 2020.

10.3	Convertible Note Purchase Agreement, dated as of August 4, 2020, by and between GI Dynamics, Inc. and Crystal Amber Fund Limited, incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Current Report on Form 8-K filed with the SEC on August 10, 2020.

10.4	Unsecured Convertible Promissory Note, dated August 4, 2020, between GI Dynamics, Inc. and Crystal Amber Fund Limited, incorporated by reference to Exhibit 10.2 of GI Dynamics, Inc.’s Current Report on Form 8-K filed with the SEC on August 10, 2020.

10.5	Series A Preferred Stock Purchase Agreement, dated August 10, 2020, between GI Dynamics, Inc. and the Purchasers listed on Exhibit A attached thereto, incorporated by reference to Exhibit 10.3 of GI Dynamics, Inc.’s Current Report on Form 8-K filed with the SEC on August 10, 2020.

10.6+	Non-Employee Director Compensation Policy, incorporated by reference to Exhibit 10.1 of GI Dynamics Inc.’s Current Report on Form 8-K, filed with the SEC on September 12, 2014.

10.7	Voting Agreement, incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Current Report on Form 8-K filed with the SEC on September 10, 2020.

10.8	ROFR Agreement, incorporated by reference to Exhibit 10.2 of GI Dynamics, Inc.’s Current Report on Form 8-K filed with the SEC on September 10, 2020.

10.9	Investor Rights Agreement, incorporated by reference to Exhibit 10.3 of GI Dynamics, Inc.’s Current Report on Form 8-K filed with the SEC on September 10, 2020.

10.10	Note Exchange and Warrant Cancellation Agreement, incorporated by reference to Exhibit 10.4 of GI Dynamics, Inc.’s Current Report on Form 8-K filed with the SEC on September 10, 2020.

10.11+	2020 Employee, Director and Consultant Equity Incentive Plan, incorporated by reference to Exhibit 10.5 of GI Dynamics, Inc.’s Current Report on Form 8-K filed with the SEC on September 10, 2020.

10.12+	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.6 of GI Dynamics, Inc.’s Current Report on Form 8-K filed with the SEC on September 10, 2020.

31.1*	Certification of principal executive officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.

31.2*	Certification of principal financial officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.

32.1‡	Certification of principal executive officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2‡	Certification of principal financial officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Database

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

‡	Furnished herewith.

+	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GI Dynamics, Inc.

Date: November 10, 2020	By:	/s/ JOSEPH VIRGILIO
Joseph Virgilio
Chief Executive Officer
(principal executive officer)

Date: November 10, 2020	By:	/s/ CHARLES R. CARTER
Charles R. Carter
Chief Financial Officer, Secretary
(principal financial and accounting officer)