Form 10-K
period 2020-12-31
GI DYNAMICS, INC.
filed 2021-03-12
CIK 1245791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the effectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  ☐ Yes ☒ No

The registrant’s common stock, in the form of CHESS Depositary Interests (“CDI” in singular, “CDIs” in plural), each CDI represented 1/50th of one share of common stock computed by reference to the price at which the CDIs were last sold on June 30, 2020, the last business day of the registrant’s most recently completed second quarter, as reported on the Australian Securities Exchange (“ASX”), was $3,767,612 (A$5,489,744).

On July 22, 2020, the registrant’s common stock was removed from the Official List of the Australian Securities Exchange and the CHESS Depository Trust was dissolved and all CDIs were automatically converted to shares of common stock, with fractional shares being redeemed for cash payment. The total number of shares of the registrant’s common stock outstanding on March 5, 2021 was 88,095,659.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file with the Securities and Exchange Commission a proxy statement pursuant to Regulation 14A or an amendment to this report filed under cover of Form 10-K/A containing the information required to be disclosed under Part III of Form 10-K within 120 days of the end of its fiscal year ended December 31, 2020. Portions of such proxy statement or Form 10-K/A are incorporated by reference into Part III of this Annual Report on Form 10-K.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements as defined in Section 27A of the United States Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Throughout this Annual Report on Form 10-K, all references to the “Company” or “GI Dynamics” unless where the context requires otherwise, refers to the consolidated entity of GI Dynamics, Inc. These forward-looking statements concern the Company’s business, operations, financial performance and condition as well as plans, objectives and expectations for the Company’s business, operations and financial performance and condition. Any statements contained in this Annual Report on Form 10-K that are not of historical facts may be deemed to be forward-looking statements. The forward-looking statements are contained principally in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, but are not limited to, statements about the Company’s:

●	expectations with respect to the Company’s intellectual property position;

●	expectations with respect to clinical trials for EndoBarrier®;

●	expectations with respect to regulatory submissions and receipt and maintenance of regulatory approvals;

●	the impact of the ongoing COVID-19 pandemic on our clinical trials, business plan and the global economy;

●	ability to commercialize products;

●	ability to develop and commercialize new products;

●	expectation with regard to product manufacture and inventory; and

●	estimates regarding capital requirements and need for additional financing.

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

FOR THE YEAR ENDED DECEMBER 31, 2020

i

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

The Company is focused on the successful execution of the STEP-1 pivotal trial in the United States. In August 2018, GI Dynamics received notification from the FDA that it had approved the Investigational Device Exemption (“IDE”) application for EndoBarrier, and received required Institutional Review Board (IRB) approval, in February 2019. The approved EndoBarrier IDE represents the pivotal clinical trial for EndoBarrier.

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

On January 27, 2020, the first patient was randomized into the STEP-1Trial Protocol. On March 11, 2020, the World Health Organization declared the outbreak of a coronavirus (“COVID-19”) pandemic. From the time of that declaration, the public safety restrictions adopted at the federal, state, and individual clinic policy level have impacted the ability to enroll patients after March 11, 2020. The EndoBarrier implantation procedure is classified as an elective procedure and was thus impacted by policies that disallowed elective procedures. In the fourth quarter of 2020, select clinical trial sites have been engaged in pre-screening activities to identify potential enrollees, although an increase in COVID-19 positivity rates and resulting policies on elective procedures, patient caution, and individual infections have prevented randomization of any additional enrollees prior to March 11, 2021. The Company continues to focus on potential patient identification and will resume enrollment and randomization as early as possible, presumably in the first half of 2021 due to the availability of the SARS-Cov2 vaccines and the assumption that the vaccines will continue to provide protection against emergent viral variants. Pending timely release of the COVID-19 restrictions, the Company expects to complete the enrollment of Stage 1 by the end of 2021.

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

In April 2020, the Company and Apollo Sugar filed a pre-trial application with the Central Drugs Standards Control Organization (CDSCO) in India to obtain approval to initiate the I-STEP trial. As of March 11, 2021, the Company has not received communication from CDSCO regarding the timing of a response to the application, with the delay likely related to COVID-19 disruption in India. The Company expects to receive approval and initiate the trial in the first half of 2021, pending the removal of COVID-19 disruption and restrictions. Once initiated, the partners anticipate trial enrollment will take less than 12 months.

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

CE Marking of a product is a manufacturer’s declaration that a product meets the applicable health, safety, and environmental requirements outlined in the appropriate European product legislation and has undergone the relevant conformity assessment procedure. A CE Mark is required before the Company can market EndoBarrier in the EU and certain Middle Eastern countries. In 2020, the standards for a medical device CE mark were scheduled to change from the Medical Device Directive (“MDD”) to the more stringent Medical Device Regulation (“MDR”), but largely due to the impacts of COVID-19, the deadline for conversion to MDR has been postponed. The Company has initiated the review process under MDD regulation with a new Notified Body, the independent third party commissioned to evaluate the conformity of products and the associated quality systems for manufacturers that seek to sell products in Europe.

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

GI Dynamics has raised net proceeds of approximately $283 million through sales of the Company’s equity and placement of debt, of which $9.5 million was received in 2020 that included the debt portion of the 2019 financing and the Initial Close of the September 2020 Series A Preferred Stock Financing. Prior to going public on the Australian Securities Exchange (“ASX”), the Company generated $75.7 million in proceeds, net of expenses, through the sale of convertible preferred stock to a number of US venture capital firms, two global medical device manufacturers, and qualified individual investors. In June 2011, the Company issued convertible term promissory notes to several of its stockholders totaling $6 million. In September 2011, the Company conducted an Initial Public Offering (“IPO”) in Australia and simultaneously conducted a private placement of CDIs to accredited investors in the United States. Net proceeds from these financings approximated $72.5 million, net of expenses and repayment of the June 2011 notes. In connection with the IPO, all existing shares of preferred stock were converted into common stock.

Between July 2013 and December 2016, GI Dynamics raised approximately $84.3 million, net of expenses, in offerings of the Company’s CDIs to qualified investors. In January 2017, GI Dynamics raised approximately $0.2 million, net of expenses, in an offering of the Company’s CDIs under a Security Purchase Plan (“SPP”) and in June 2017, GI Dynamics placed a Convertible Secured Term Promissory Note (the “2017 Note”, see Note 9 of the Consolidated Financial Statements for a more complete description of the terms and conditions of the financing).

In February and March 2018, GI Dynamics raised approximately $1.6 million in an offering of the Company’s CDIs to qualified investors and in May 2018, GI Dynamics placed a Convertible Term Promissory Note and Warrant (the “2018 Note and Warrant”, see Note 9 of the Consolidated Financial Statements for a more complete description of the terms and conditions of the financing). In September and November 2018, GI Dynamics raised approximately $5 million in an offering of the Company’s CDIs to qualified investors.

In October 2018, GI Dynamics announced that it signed an agreement with its new notified body Intertek to pursue CE marking of EndoBarrier in Europe. The Company has since suspended its relationship with Intertek and is working with a different notified body. In November 2018, the Company signed a clinical trial agreement and a memorandum of understanding with its clinical and potential commercial partner Apollo Sugar, a division of Apollo Hospitals Group located in India. In December 2018, GI Dynamics announced the appointment of Charles Carter, a consultant, as the Company’s Chief Financial Officer and Secretary. Mr. Carter became an employee of the Company on September 1, 2019.

In March 2019, the Company completed a Note Purchase Agreement (“March 2019 NPA”) detailing a convertible term promissory note (the “March 2019 Note”) and warrant (the “March 2019 Warrant”) financing with Crystal Amber for a gross amount of $1 million (see Note 9 of the Consolidated Financial Statements for a more complete description of the terms and conditions of the financing). In May 2019, the Company completed a convertible term promissory note (the “May 2019 Note”) and warrant (the “May 2019 Warrant”) financing with Crystal Amber for a gross amount of $3 million. (see Note 9 of the Consolidated Financial Statements for a more complete description of the terms and conditions of the financing). On June 30, 2019, Crystal Amber elected to convert the 2018 Note, the March 2019 Note and the May 2019 Note into an aggregate of 453,609,963 CDIs (representing approximately 9,072,197 shares of common stock).

On August 21, 2019, the Company and Crystal Amber entered into a securities purchase agreement for a total funding of up to approximately $10 million (the “August 2019 SPA”, see Note 9 of the Consolidated Financial Statements for a more complete description of the terms and conditions of the financing). In a series of scheduled transactions between August 2019 and November 2019, Crystal Amber exercised the 2018 Warrant, the March 2019 Warrant, and the May 2019 Warrant per the terms of the August 2019 SPA. In December 2019, the Company and Crystal Amber agreed to defer the funding of the August 2019 Note to January 2020.

On January 13, 2020, the $4.6 million August 2019 Note was funded by Crystal Amber and the August 2019 Warrant was issued to Crystal Amber, providing for the purchase of up to 229,844,650 CDIs (representing 4,596,893 shares of common stock) at $0.02 per CDI.

On June 18, 2020, the Company entered into a Note Purchase Agreement (“June 2020 NPA”) by and between the Company and Crystal Amber. Pursuant to the June 2020 NPA, the Company issued and sold to Crystal Amber, a Convertible Promissory Note in an aggregate original principal amount of $750 thousand, with terms including mandatory conversion in the event of the close of a Series A Preferred Stock offering.

On July 13, 2020, Crystal Amber provided the Company with a notice of optional conversion of the 2017 Note. On the conversion date, the principal of $5 million and the accrued and unpaid interest of $390,240 totaling $5,390,240 was converted into 2,574,873,400 CDIs, which was equivalent to 51,497,468 shares of Common Stock. The conversion price equaled $0.002093 per CDI or $0.10467 per share of Common Stock. On receipt of the notice issued the available 38,401,704 shares and the Company and Crystal Amber executed a Right to Shares and Waiver Agreement in which the Company agreed to issue the remaining 13,095,764 shares of Common Stock owed under the conversion when the Company had received shareholder approval and had increased the authorized number of shares of common stock to allow for issuance of the remaining shares. The additional shares were issued September 3, 2020.

On July 22, 2020, GI Dynamics was removed from the Official List of the ASX and all CDIs were converted to shares of Common Stock, with cash redemption of fractional shares. The CHESS Depository Nominee was subsequently dissolved. Although the Company’s securities are not traded on any exchange, the Company remains subject to SEC reporting requirements.

On August 4, 2020, the Company entered into a Note Purchase Agreement (“August 2020 NPA”) by and between the Company and Crystal Amber. Pursuant to the August 2020 NPA, the Company issued and sold to Crystal Amber, a Convertible Promissory Note in an aggregate original principal amount of $500 thousand (the “August 2020 Note”) with terms including mandatory conversion in the event of the close of a Series A Preferred Stock offering. The Company received $250 thousand on August 3, 2020 and the remaining $250 thousand on August 6, 2020.

On September 4, 2020, the Company executed a series of financing-related agreements (“the September 2020 Financing”) which included the cancellation of the August 2019 Warrant, the restructuring of the August 2019 Note into the September 2020 Note (see below for a detailed description of the September 2020 Note and the accounting classification of the August 2019 Note restructuring into the September 2020 Note), the conversion of the June and August 2020 Convertible Notes into shares of Series A Preferred Stock (see below for a detailed description of the June and August 2020 Notes and Note 10 to the Consolidated Financial Statements for a description of the Series A Preferred Stock), and the sale of $8.75 million of Series A Preferred Stock to Crystal Amber under the Series A Preferred Stock Purchase Agreement (the “Series A SPA”, see Note 11 to the Consolidated Financial Statements for a description of the Series A SPA terms). The Initial Close of the September 2020 Financing occurred on September 4, 2020, and included all components of the September 2020 Financing, including the Crystal Amber purchase of 42,310,730 shares of Series A Preferred Stock for gross proceeds of $3.75. Pursuant to the Series A SPA and subsequent amendments, the second and final close (the “Second Close”) was originally to occur on October 31, 2020 but through a series of extensions, was extended until February 24, 2021. On February 24, 2021, an individual investor closed the purchase of 600,000 shares of Series A Preferred Stock for approximate proceeds of $53 thousand. Effective February 24, 2021, Crystal Amber executed a contract amendment restructuring the Second Close to include the sale of 16,924,292 shares of Series A Preferred Stock for proceeds of $1.5 million to close on March 4, 2021, the sale of 11,282,861 shares of Series A Preferred Stock for proceeds of $1.5 million to close no later than March 25, 2021, and the remaining 27,607,153 shares of Series A Preferred Stock for proceeds of $2.45 million to close no later than May 28, 2021.

On October 8, 2020, Mr. Joseph Virgilio was appointed Chief Operating Officer of the Company.

On October 20, 2020, Ginger Glaser was appointed a Director of the Company.

On November 2, 2020, Mr. Scott Schorer resigned as President and Chief Executive Officer of the Company and Mr. Joseph Virgilio was appointed Chief Executive Officer and a director of the Company.

On December 31, 2020, Charles Carter, the Company’s Chief Financial Officer, Secretary and Treasurer, ceased to be an employee of the Company and executed a retention bonus agreement and a consulting agreement. Mr. Carter remains the Company’s Chief Financial Officer, Secretary and Treasurer.

The rights of the Company’s stockholders are governed by Delaware general corporation law.

GI Dynamics is headquartered in Boston, Massachusetts, where the majority of the Company’s employees work. The Company has subsidiaries in the Netherlands, Germany, and Australia, with employees in Germany and Australia.

Strategic Focus in 2021: The Path Forward

The global COVID-19 pandemic and associated public health restrictions caused major disruption to the Company’s operations, specifically in the clinical hold on elective procedures pausing the Step-1 clinical trial enrollment in the United States, the COVID-19 related delay in receiving approval to initiate the I-Step trial in India, the COVID-19 related changes in the schedule and priorities of critical vendors in the application and review for CE Mark. With the majority of 2020 being disrupted due to the ongoing COVID-19 pandemic, our strategic goals for 2021 involve the resumption of the pursuit of our corporate strategy with an aggressive focus on time compression of key activities to make up for COVID-19 related delays. The complete resumption of activity will be dependent on both a release of the restrictions that impacted operations in 2020, but also a processing of prioritized backlogs by critical agencies and vendors.

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

The Company will need to raise additional capital in 2021.

As of December 31, 2020, the Company’s primary source of liquidity is its cash and restricted cash balances. GI Dynamics is currently focused on obtaining an EndoBarrier CE mark and enrolling the Company’s clinical trials, which will support future regulatory submissions and potential commercialization activities. Until the Company is successful in gaining regulatory approvals, it is unable to sell the Company’s product in any market at this time. Without revenues, GI Dynamics is reliant on funding obtained from investment in the Company to maintain business operations until the Company can generate positive cash flows from operations. The Company cannot predict the extent of future operating losses and accumulated deficit, and it may never generate sufficient revenues to achieve or sustain profitability.

The Company has incurred operating losses since inception and at December 31, 2020 and had an accumulated deficit of approximately $296 million. The Company expects to incur significant operating losses for the next several years. At December 31, 2020, the Company had approximately $1.2 million in cash and restricted cash.

The Company will need to arrange additional financing before August 1, 2021 in order to continue to pursue its current business objectives as planned and to continue to fund its operations. The Company is looking to raise additional funds through any combination of additional equity and debt financings or from other sources, however, the Company has no guaranteed source of capital that will sustain operations past August 1, 2021. There can be no assurance that any such potential financing opportunities will be available on acceptable terms, if at all. If the Company is unable to raise sufficient capital on the Company’s required timelines and on acceptable terms to stockholders and the Board of Directors, it could be forced to cease operations, including activities essential to support regulatory applications to commercialize EndoBarrier. If access to capital is not achieved in the near term, it will materially harm the Company’s business, financial condition and results of operations to the extent that the Company may be required to cease operations altogether, file for bankruptcy, or undertake any combination of the foregoing. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these Consolidated Financial Statements are issued.

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

Implications of Being a Smaller Reporting Company

We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our shares of common stock held by non-affiliates does not equal or exceed $250.0 million as of the prior June 30th, or (2) our annual revenues did not equal or exceed $100.0 million during such completed fiscal year and the market value of our shares of common stock held by non-affiliates did not equal or exceed $700.0 million as of the prior June 30th. To the extent we take advantage of any reduced disclosure obligations, it may make comparison of our financial statements with other public companies difficult or impossible.

Employees

At March 11, 2021, GI Dynamics has 12 full-time employees, 9 of whom are in the United States. None of the Company employees are represented by labor unions or covered by collective bargaining agreements.

Available Information

Financial and other information about GI Dynamics is available on the Company website, whose address is www.gidynamics.com. The Company makes available on its website, free of charge, copies of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the U.S. Securities and Exchange Commission (SEC).The information contained in the Company website is not intended to be part of this filing.

Item 1A. RISK FACTORS

The Company’s business faces many risks. The Company believes the risks described below are the material risks that it faces. However, the risks described below may not be the only risks that it faces. Additional unknown risks or risks that are currently considered immaterial, may also impair the Company’s business operations. If any of the events or circumstances described below actually occur, the Company’s business, financial condition or results of operations could suffer. You should consider the specific risk factors discussed below together with the cautionary statements under the caption “Forward-Looking Statements” and the other information and documents that the Company files from time to time with the Securities and Exchange Commission (SEC).

Risks Related to the Company’s Business

GI Dynamics will need substantial additional funding and may be unable to raise capital when needed, which could force the Company to delay, reduce, or eliminate planned activities or result in its inability to operate as a going concern.

As of December 31, 2020, the Company’s primary source of liquidity is its cash and restricted cash balances. GI Dynamics is currently focused on obtaining an EndoBarrier CE mark and enrolling the Company’s clinical trials, which will support future regulatory submissions and potential commercialization activities. Until the Company is successful in gaining regulatory approvals, it is unable to sell the Company’s product in any market at this time. Without revenues, GI Dynamics is reliant on funding obtained from investment in the Company to maintain business operations until the Company can generate positive cash flows from operations. The Company cannot predict the extent of future operating losses and accumulated deficit, and it may never generate sufficient revenues to achieve or sustain profitability.

The Company has incurred operating losses since inception and at December 31, 2020 and had an accumulated deficit of approximately $296 million. The Company expects to incur significant operating losses for the next several years. At December 31, 2020, the Company had approximately $1.2 million in cash and restricted cash.

The Company will need to arrange additional financing before August 1, 2021 in order to continue to pursue its current business objectives as planned and to continue to fund its operations. The Company is looking to raise additional funds through any combination of additional equity and debt financings or from other sources, however, the Company has no guaranteed source of capital that will sustain operations past August 1, 2021. There can be no assurance that any such potential financing opportunities will be available on acceptable terms, if at all. If the Company is unable to raise sufficient capital on the Company’s required timelines and on acceptable terms to stockholders and the Board of Directors, it could be forced to cease operations, including activities essential to support regulatory applications to commercialize EndoBarrier. If access to capital is not achieved in the near term, it will materially harm the Company’s business, financial condition and results of operations to the extent that the Company may be required to cease operations altogether, file for bankruptcy, or undertake any combination of the foregoing. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these Consolidated Financial Statements are issued.

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

Conducting successful clinical studies will require the enrollment of patients, and suitable patients may be difficult to identify and recruit. Patient enrollment in clinical trials and completion of patient participation and follow-up depends on many factors, including the sufficient resolution of COVID-19 related public health restrictions to allow enrollment and implantation of patients, the sufficient decline in the perception of risk of infection with SARS-CoV2, or emerging or new variants, related to physical presence in a clinical setting, the size of the target patient population, the nature of the trial protocol, the desirability of, or the discomforts and risks associated with, the treatments received by enrolled subjects, the availability of appropriate clinical trial investigators and support staff, the proximity of patients to clinical sites, the ability of patients to comply with the eligibility and exclusion criteria for participation in the clinical trial and patient compliance. For example, patients may be discouraged from enrolling in the Company’s clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and effectiveness of the Company’s product or if they determine that the treatments received under the trial protocols are not desirable or involve unacceptable risk or discomfort.

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

GI Dynamics or third parties upon whom it depends may be adversely affected by natural disasters and/or health epidemics (specifically, COVID-19), and the Company’s business, financial condition and results of operations could continue to be adversely affected.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. In January 2020, this coronavirus spread to other parts of the world, including the United States and Europe, and efforts to contain the spread of this coronavirus intensified. In March 2020, the World Health Organization declared the Coronavirus outbreak a “pandemic.” The Company operations experienced significant restrictions and delays in 2020, including the following operational impacts:

●	The pause of enrollment of the Step-1 trial due to categorization of the EndoBarrier implantation procedure as an elective procedure. In the face of the epidemic and as a measure to reduce the spread of SARS-CoV-2, many states and/or clinics ceased all elective procedures. All of the Step-1 clinical sites ceased enrollment for a period in 2020 and as of March 11, 2021, all sites were able to enroll, pending procedural backlog clearance in individual clinics.

●

The private and public regulatory agencies required to approve the initiation of clinical trials, review and audit quality systems, and review applications for regulatory approvals all had to adapt to COVID-19 restricted work protocols that may have impacted productivity, priorities and schedules. As such, many regulatory applications the Company submitted were delayed in submission and follow-up response from the agencies were dramatically delayed. In one instance, the Company was able to incur substantial cost in enabling a timely in-person audit under COVID-19 safety precautions. In other instances, the Company cannot accelerate the timing of agency response.

●	The economic impact of the pandemic and resulting restrictions may have affected investor perception of available funds for investment and risk tolerance.

●	Business travel was largely restricted or eliminated in 2020, potentially limiting the effectiveness of fundraising and other important business meetings.

As of March 2021, various vaccines are being administered at differential rates in global communities and while the spread of SARS-CoV-2 is being impacted positively, a state of global economic and public health safety uncertainty remains as SARS-CoV-2 variants have emerged. Currently, the existing vaccines provide protection against the known variants, but the emergence of a variant for which the current vaccines are not effective may occur. If such a variant does emerge, the same effects experienced in 2020 may be repeated as restrictions are again required to minimize the impact of the re-emergent pandemic.

Should the coronavirus continue to spread in the United States and Europe or should a novel strain develop for which there is no vaccine or effective treatments, GI Dynamics business operations will likely continue to be delayed or interrupted. For instance, the Company’s clinical trials may be impacted by containment policies enacted by the clinical practice, the respective state or the Federal government. Further, as a result of 2020 restrictions, there is a growing backlog of patient procedures which may be prioritized higher than EndoBarrier implantation. These, and other COVID-19 related effects could result in lower than anticipated patient registration or enrollment and GI Dynamics may be forced to temporarily delay or pause ongoing trials. Further, if the spread of the coronavirus continues and the Company’s operations are impacted, GI Dynamics risks a delay, default and/or nonperformance under existing agreements arising from force majeure. If any of the foregoing were to occur, it could materially adversely affect the Company’s financial condition.

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

Regulatory authorities in other countries may also require additional clinical trials. Any such clinical trials may be delayed, suspended or prematurely terminated because costs are greater than anticipated or for a variety of other reasons, including: COVID-19 related delays, delay or failure in reaching agreement with the foreign regulatory authority(ies) on a trial design that the Company is able to execute; delay or failure in obtaining authorization to commence a trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial; or regulators may require that the Company suspend or terminate its clinical trials for various reasons, including noncompliance with regulatory requirements, unforeseen safety issues or adverse side effects, or a finding that the participants are being exposed to unacceptable health risks. Any of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of marketing approval for EndoBarrier or any of the Company’s other products. Necessary regulatory approvals could also be delayed, which could significantly impact the Company’s ability to commercialize the Company’s technology in the U.S. and other countries.

GI Dynamics has a history of net losses and may never achieve or maintain profitability.

GI Dynamics is a medical device company with a limited history of operations and has limited commercial experience with its product. As of December 31, 2020, the Company’s primary source of liquidity is its cash and restricted cash balances. The Company continues to evaluate which markets are appropriate to continue pursuing reimbursement, market awareness and general market development and selling efforts, and continues to restructure its business and costs, establish new priorities, and evaluate strategic options. The Company expects to continue to incur significant operating losses for the foreseeable future as it incurs costs, including those associated with commercializing the Company’s products, conducting clinical trials to test its products, attempting to secure regulatory approvals for the Company’s products (in the U.S. and other countries) and ongoing costs associated with being an SEC reporting company in the U.S. As a result, if the Company remains in business, it expects to incur significant operating losses for the next several years.

The Company has incurred operating losses since inception and at December 31, 2020, had an accumulated deficit of approximately $296 million. The Company expects to incur significant operating losses for the next several years. At December 31, 2020, the Company had approximately $1.2 million in cash and restricted cash.

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

At March 11, 2021, 2020, GI Dynamics has 12 full time employees. Since the Company’s initial restructuring efforts in 2015, the Company has been heavily dependent upon its ability to retain its remaining employees. The loss of service of any of the Company’s remaining employees, particularly members of the management team, may have an adverse effect on the Company’s business. Given the long period of reduced staff, the morale of the Company’s remaining employees may be lower, employees may be distracted and any one of the remaining employees could terminate his or her employment with the Company at any time. A departing employee’s expertise would be difficult to replace and the failure to do so on a timely basis could have a material adverse effect on the Company’s ability to achieve its business goals. There can be no assurance that the Company will have the financial resources to, or otherwise be successful in, retaining the Company’s remaining personnel and failure to do so could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company’s performance is substantially dependent on senior management and key technical staff to continue to develop and manage the Company operations. The loss or the inability to recruit and retain high-caliber staff could have a material adverse effect on the Company. GI Dynamics also relies on the technical and management abilities of certain key directors, key members of the executive team and employees, consultants and scientific advisers. The loss of any of these directors, members of the executive team, employees, consultants, or scientific advisers could have an adverse effect on the Company’s business.

GI Dynamics may be unable to effectively manage its anticipated growth.

To manage the Company’s anticipated growth and to commercialize its products, GI Dynamics will need to expand operations (research and development, product development, quality, regulatory, manufacturing, sales, marketing and administrative). This expansion will place a significant strain on management, infrastructure, and operational and financial resources, particularly in light of the uncertainties related to operational execution and methods after the COVID-19 pandemic, for example, international business travel versus virtual presence. Specifically, the Company will need to manage relationships with various persons and entities participating in the Company’s clinical trials and quality systems, manufacturers, suppliers and other organizations, including various regulatory bodies in the U.S. and other jurisdictions. GI Dynamics may not be able to implement the required improvements in an efficient and timely manner and may discover deficiencies in existing systems and controls. The failure to accomplish any of these tasks could materially harm the Company’s business and its ability to commercialize EndoBarrier. As a result, the Company’s revenue, business and financial prospects would be adversely affected.

If the Company fails to maintain proper and effective internal controls over financial reporting, its ability to produce accurate and timely financial statements could be impaired, which could harm the Company’s operating results, and investors could lose confidence in the Company’s financial reports, which could adversely affect the value of the Company.

As an SEC reporting company in the U.S., GI Dynamics is required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, to furnish a report by management on, among other things, the effectiveness of its internal control over financial reporting as of the end of the fiscal year. The controls and other procedures are designed to ensure that information required to be disclosed by the Company in the reports that the Company files with the SEC is disclosed accurately and is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company’s first report on compliance with Section 404 was furnished in connection with the GI Dynamics financial statements for the year ended December 31, 2014. As a former emerging growth company and a current smaller reporting company, the Company has been and currently is exempted from the requirement to include an external auditor opinion on the Company’s internal controls in its filings. GI Dynamics continues to update, document and evaluate its internal control over financial reporting to the requirements of Section 404.

In Item 9A of this report, the Company discloses that with respect to the standards of Section 404, the Company concluded that its internal control over financial reporting was effective as of December 31, 2020. For additional information on this item, please see Item 9A. Controls and Procedures.

Although the Company concluded that its internal control over financial reporting was effective as of December 31, 2020, the Company has identified and reported material weaknesses in prior periods, and the Company cannot be certain that its internal control practices will ensure that the Company will have or maintain adequate internal control over financial reporting in future periods. Any failure to have or to maintain such internal control could harm the Company’s operating results, and investors could lose confidence in the Company’s financial reports, which could adversely affect the value of the Company.

Fluctuations in foreign currency exchange rates could adversely affect the Company’s financial results.

In the past, when GI Dynamics sold EndoBarrier outside of the U.S., the Company’s activities produced revenues and GI Dynamics incurred expenses in a variety of different currencies, which exposed the Company to significant exchange rate risk. If GI Dynamics is successful in once again obtaining CE Mark designation or other foreign regulatory approvals that will allow it to sell EndoBarrier outside of the U.S., the Company will again be exposed to significant exchange rate risk. Additionally, expenses may be incurred in foreign currencies, subjecting the Company to exchange rate risk at the time of cash disbursement. Exchange rate risk may affect the Company’s financial performance and position. Furthermore, some of the Company’s funds may be held in euros, Australian dollars or other currencies, while the Company’s functional currency is U.S. dollars. GI Dynamics is not currently hedging against exchange rate fluctuations, and consequently will be at the risk of any adverse movement in the U.S. dollar exchange rate if the Company exchanges funds held in one currency into another currency.

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

CE Mark designation requires ongoing compliance, reporting and testing requirements established by regulatory agencies. While the Company has adopted comprehensive compliance programs to attempt to comply with these regulations, it is possible that some of its business activities could be subject to challenge. Furthermore, the regulations may become more stringent in the future and historical data may or may not suffice in meeting the new regulations. If the Company’s past or present operations, or those of its former independent sales agents and distributors, are found to be in violation of any of such applicable governmental regulations, GI Dynamics may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from health care reimbursement, product recall, or retraction of approval to market the Company’s product.

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

Inadequate funding or pandemic-related limitations for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent EndoBarrier from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of the Company’s business rely, which could negatively impact the Company’s business.

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

Risks Related to GI Dynamics common stock

There is no current trading market for GI Dynamics common stock and no such market may develop.

Subsequent to the Company’s removal from the official list of the Australian Securities Exchange on July 22, 2020, there is no current trading market for the Company’s securities. Should at some stage in the future, GI Dynamics submit a listing application with Nasdaq (or any other exchange) to list its common stock on the Nasdaq Capital Market (or any other exchange), Nasdaq may not approve the listing application. Even if Nasdaq (or such other exchange) approves the Company’s listing application, an active trading market for the Company’s common stock may never develop in the U.S. (or other relevant country) and stockholders may not be able to transfer or resell their common stock at its fair value, or at all.

Changes in economic conditions may adversely affect the Company’s business.

Changes in the general economic climate in which the Company operates may adversely affect its financial performance and the value of its assets. Factors that contribute to that general economic climate include:

●	contractions in the world economy or increases in the rate of inflation;

●	international currency fluctuations;
●	Economic impact of any world health and public safety concerns and resulting policies;

●	changes in interest rates;

●	new or increased government taxes or duties or changes in taxation laws; or

●	changes in government regulatory policy.

Some current stockholders can exert control over the Company and may not make decisions that are in the best interests of all stockholders.

At December 31, 2020, Crystal Amber owned approximately 93% of the Company’s outstanding shares of common stock and would be able to exert a significant degree of influence over the Company’s management of its affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The second largest stockholder, on matters on which Crystal Amber was ineligible to vote, would have approximately 46% of the voting power, and would be able to exert a significant degree of influence over the Company’s management of its affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may harm the value of the Company’s common stock by delaying or preventing a change in control, even if a change is in the best interests of other stockholders. This concentration of ownership may also delay, deter, or prevent acts that may be favored by other stockholders, as the interests of these controlling stockholders may not always coincide with the interests of other stockholders.

Provisions of the Company’s certificate of incorporation, the Company’s bylaws and Delaware law could make an acquisition of the Company more difficult.

Certain provisions of the Company’s certificate of incorporation and bylaws could discourage, delay or prevent a merger, acquisition or other change of control that the Company’s stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their common stock. These provisions could also limit the price that investors might be willing to pay in the future for the common stock, thereby depressing the market price of these securities. Stockholders who wish to participate in these transactions may not have the opportunity to do so. In addition, GI Dynamics is incorporated in the State of Delaware and, as such, is governed by the provisions of Section 203 of the Delaware General Corporation Law, which may, unless certain criteria are met, prohibit large stockholders, in particular those owning 15% or more of the voting rights on GI Dynamics common stock, from merging or combining with the Company for a prescribed period of time.

GI Dynamics does not intend to pay cash dividends on its common stock in the foreseeable future.

GI Dynamics has never declared or paid any cash dividends on its shares of common stock, and it currently does not anticipate paying any cash dividends in the foreseeable future. The Company intends to retain any earnings to finance the development and expansion of the Company’s products and business. Accordingly, the Company’s stockholders will not realize a return on their investment unless the trading price of GI Dynamics common stock appreciates.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

GI Dynamics CDIs, each representing one-fiftieth of one share of GI Dynamics common stock, were listed on the ASX under the trading symbol “GID” from September 7, 2011 to July 22, 2020. No public market for the Company’s securities existed prior to September 7, 2011 or after July 22, 2020.

On July 22, 2020, the last reported sale price of GI Dynamics CDIs was A$0.002 per CDI, or $0.07 per share of common stock.

As of December 31, 2020, 491,636 shares of common stock were subject to outstanding options and warrants to purchase shares of common stock.

Holders

At March 5, 2021, the Company had 88,095,659 shares of common stock issued and outstanding with 716 registered holders of record.

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

To date, GI Dynamics has devoted substantially all of its efforts to research and development, business planning, clinical research, clinical study management, reimbursement development, product commercialization, acquiring operating assets and raising capital. GI Dynamics has incurred significant operating losses since its inception in 2003. As of December 31, 2020, the Company had an accumulated deficit of approximately $296 million. The Company expects to incur net losses for the next several years while it continues to evaluate which markets are appropriate to continue pursuing reimbursement, market awareness and general market development efforts, and continues to restructure its business and costs, establish new priorities, continue limited research, and evaluate strategic options.

GI Dynamics has raised net proceeds of approximately $283 million through sales of the Company’s equity and placement of debt, of which $9.5 million was received in 2020 that included the debt portion of the 2019 financing and the Initial Close of the September 2020 Financing.

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

On May 11, 2020, the Company received approximately $200 thousand from a lender under the Paycheck Protection Program (“PPP”) Loan program of the 2020 CARES Act. The PPP loan accrues interest at 1% with payments deferred for six months and a maturity date two years from loan approval. The Company may apply for loan forgiveness subject to completion of an application and appropriate use of the loan proceeds as defined in the PPP loan structure. The Company must use a defined portion of the proceeds for payroll and the remainder for qualified facilities expenses during a defined measurement period. The Company has completed the measurement period and believes all conditions for forgiveness were met. The lender through which the Company received the PPP Loan has been resolving implications of ongoing legislative updates, the most recently being in December 2020, and as such, the Company has not been able to submit an application for forgiveness. The ability to submit forgiveness applications has been frozen as of February 16, 2021, but the Company will apply for forgiveness when the lender accepts forgiveness applications.

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

On September 4, 2020, the Company executed a series of financing-related agreements (“the September 2020 Financing”) which included the cancellation of the August 2019 Warrant, the restructuring of the August 2019 Note into the September 2020 Note (see below for a detailed description of the September 2020 Note and the accounting classification of the August 2019 Note restructuring into the September 2020 Note), the conversion of the June and August 2020 Convertible Notes into shares of Series A Preferred Stock (see below for a detailed description of the June and August 2020 Notes and Note 10 to the Consolidated Financial Statements for a description of the Series A Preferred Stock), and the sale of $8.75 million of Series A Preferred Stock to Crystal Amber under the Series A Preferred Stock Purchase Agreement (the “Series A SPA”, see Note 11 to the Consolidated Financial Statements for a description of the Series A SPA terms). The Initial Close of the September 2020 Financing occurred on September 4, 2020, and included all components of the September 2020 Financing, including the Crystal Amber purchase of 42,310,730 shares of Series A Preferred Stock for gross proceeds of $3.75. Pursuant to the Series A SPA and subsequent amendments, the Second Close was originally to occur on October 31, 2020 but through a series of extensions, was extended until February 24, 2021. On February 24, 2021, an individual investor closed the purchase of 600,000 shares of Series A Preferred Stock for approximate proceeds of $53 thousand. Effective February 24, 2021, Crystal Amber executed a contract amendment restructuring the Second Close to include the sale of 16,924,292 shares of Series A Preferred Stock for proceeds of $1.5 million to close on March 4, 2021, the sale of 11,282,861 shares of Series A Preferred Stock for proceeds of $1.0 million to close no later than March 25, 2021, and the remaining 27,607,153 shares of Series A Preferred Stock for proceeds of $2.45 million to close no later than May 28, 2021.

The Company’s costs include employee salaries and benefits, compensation paid to consultants, materials and supplies for research, costs associated with development activities including materials, sub-contractors, travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with a clinical and emerging commercial stage medical technology company. At March 11, 2021, GI Dynamics has 12 full-time employees. The number of employees required to support the Company’s activities as it moves the EndoBarrier through the GI Dynamics STEP-1 and the I-step clinical trials, as well as in the areas of research and development, sales and marketing, and general and administrative functions, may increase. GI Dynamics expects to continue to incur consulting expenses related to technology development that will increase as it enters into the recruitment phase of the STEP-1 and I -Step clinical trials, and the Company expects to continue to incur expenses to protect its intellectual property.

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

Use of Estimates

The preparation of Consolidated Financial Statements in accordance with generally accepted accounting principles in the U.S. requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company’s management evaluates its estimates, including those related to impairment of long-lived assets, income taxes including the valuation allowance for deferred tax assets, research and development, contingencies, valuation of any derivative liabilities, estimates used to assess its ability to continue as a going concern and stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

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

While there remains substantial doubt of the Company continuing as a going concern, the Company is seeking alternative financing sources and evaluating contingency plans that, while not guaranteed to yield the ability to fund operations at current levels, provide a reasonable probability that the Company will be able to maintain at least a subset of business operations. Therefore, the accompanying Consolidated Financial Statements have been prepared assuming GI Dynamics will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The Consolidated Financial Statements for the year ended December 31, 2020 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern within one year after the date that the Consolidated Financial Statements are issued.

Fair Value of Derivative Instruments and Debt Instruments

GI Dynamics examines all financial instruments to determine if the financial instrument or any component feature that is a derivative requires liability treatment, predominantly due to a cash settlement feature. Such derivative liabilities are initially recorded at fair value with subsequent changes in value recorded in other income (expense) in the statements of operations. If the derivative instruments subsequently meet the requirements for classification as equity, the Company reclassifies the then fair value of the instrument to equity. The Company values free-standing warrants and any other derivative liabilities identified using the Black-Scholes option pricing model. If multiple outcomes are probable, management assigns probability adjustments to determine the most likely probability adjusted fair value.

GI Dynamics examines all debt to determine if any component feature of the debt requires fair value measurement or requires fair value measurement to allocate debt proceeds to the various components and features. When assumptions are reasonably known, the net present value of the cash flows of the debt are used to estimate the fair value of the note component, while a Black-Scholes option pricing model is used to value warrants and beneficial conversion features are measured at the intrinsic value of the effective conversion price.

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

Stock-Based Compensation

GI Dynamics accounts for stock-based compensation in accordance with the Financial Accounting Standards Board, (“FASB”) Accounting Standards Codification (“ASC”) 718, Stock Compensation (“ASC 718”), which requires that stock-based compensation be measured at the grant date fair value and recognized as an expense in the consolidated financial statements.

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

The assumptions used in determining the fair value of stock-based awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change, and the Company uses different assumptions, its stock-based compensation could be materially different in the future. The risk-free interest rate used for each grant is based on a zero-coupon U.S. Treasury instrument with a remaining term similar to the expected term of the stock-based award. Because the Company does not have a sufficient stable history to estimate the expected term, the simplified method for estimating the expected term is used. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. The Company uses the Company’s stock equivalents or that of comparable companies to estimate historical price volatility. GI Dynamics has not paid and does not anticipate paying cash dividends on shares of common stock; therefore, the expected dividend yield is assumed to be zero. The Company accounts for forfeitures as they occur, rather than applying an estimated forfeiture rate to the value of the grant on the grant date.

GI Dynamics periodically issues performance-based awards. For these awards, vesting will occur upon the achievement of certain milestones. When achievement of the milestone is deemed probable, the Company expenses the compensation of the respective stock award over the implicit service period.

Stock awards to non-employees are accounted for in accordance with ASC 718, as the Company adopted FASB Accounting Standards Update (“ASU”) No. 2018-07, Compensation – Stock Compensation (Topic 718: Improvements to nonemployee share-based payment accounting) (“ASU 2018-07”) on January 1, 2019. This ASU provides measurement provisions and clarifications for the accounting for Non-employee Share-Based Payments (“NESBP”). Most of the guidance within ASC 718 associated with employee share-based payments, including most of its requirements related to classification and measurement, now applies to NESBP. The Company elects to use the contractual term of each award as the expected term for NESBP awards. At December 31, 2020, the Company had options to purchase 15,000 shares of common stock granted to non-employees.

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

Smaller Reporting Company Status

The Securities and Exchange Commission amended regulation S-K, section 210 in September 2018 to reduce the scale of Smaller Reporting Companies. Smaller Reporting Companies are defined based on public capital and revenue limits and GI Dynamics qualifies as a Smaller Reporting Company for the year ended December 31, 2020. As a result, the Company’s reporting is compliant with the Smaller Reporting Company requirements.

Results of Operations

The following is a description of significant components of the Company’s operations, including significant trends and uncertainties that are believed to be important to an understanding of the Company’s business and results of operations.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

GI Dynamics did not record any revenue in the years ended December 31, 2020 or 2019.

Operating Expenses

	Years Ended
	December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Research and development expense	$3,484	$4,225	$(741)	(17.5)%
Sales and marketing expense	-	22	(22)	(100)%
General and administrative expense	5,621	5,295	326	6.2%
Total operating expenses	$9,105	$9,542	$(437)	(4.6)%

Research and Development Expense. The decrease in research and development expense of approximately $741 thousand for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to a decrease in spending on internal and external resources as the COVID-19 pandemic caused clinical pauses on trial enrollment and slowed international regulatory reviews to start the I-Step Trial and perform CE mark certification audits. In 2019 the Company incurred expenses to prepared for and initiate the STEP-1 clinical trial in the United States, the I-STEP trial in India (under joint venture with Apollo Sugar) and prepare for audits related to filing for its CE Mark designation.

Sales and Marketing Expense. The decrease in sales and marketing expense of approximately $22 thousand for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to limited spending on sales and marketing given COVID-19 pandemic delays and the focus of resources on a marketing project that remains a prepaid expense until fully implemented.

General and Administrative Expense. The increase in general and administrative expense of approximately $326 thousand for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily related to increased compensation expenses offset by reductions in travel-related expenses due to COVID-19, board of directors related expenses and costs associates with public listing on the ASX.

GI Dynamics continues to look for ways to streamline the Company’s expenses, especially in General and Administrative departments.

Other Income (Expense), Net

	Years Ended
	December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Other income (expense):
Interest income	$-	$3	$(3)	N/A
Interest expense	(1,547)	(6,178)	(4,631)	(75)%
Foreign exchange gain (loss)	(18)	11	(29)	(254)%
Loss on extinguishment of debt	(678)	-	(678)	N/A
Re-measurement of derivative liabilities	-	(1,683)	1,683	N/A
Gain on write-off of accounts payable	-	101	(101)	N/A
Other income	236	-	236	N/A
Total other expense, net	$(2,007)	$(7,746)	$5,739	(36)%

Interest income. The decrease in interest income of approximately $3 thousand for the year ended December 31, 2020 compared to the year ended December 31, 2019 was due to lower average cash balances in 2020.

Interest expense. Interest expense decreased by approximately $4.6 million as the debt discount amortization in the year ended December 31, 2020 was less than the aggregate debt discount amortization in the year ended December 31, 2019 and non-cash interest expenses related to the June 2019 conversion of the 2018, March 2019 and May 2019 Notes payable to Crystal Amber.

Foreign exchange gain (loss). The $29 thousand difference in the foreign exchange gain (loss) reflects foreign exchange rate fluctuations on immaterially changed balances.

Loss on extinguishment of debt. The $678 thousand loss related to the restructuring of the August 2019 Note and cancellation of the August 2019 Warrant into the September 2020 Note which occurred in the year ended December 31, 2020 with no similar transaction in the year ended December 31, 2019.

Re-measurement of derivative liabilities. There were no re-measurements of derivative liabilities in 2020, while re-measurement of derivative liabilities totaled approximately $1.7 million for the year ended December 31, 2019, which was primarily due to the revaluation of the March and May 2019 warrants prior to stockholder approval. During the intervening period between Note issuance and derivative remeasurement, the market price per CDI increased significantly which resulted in a higher value driven by the widened spread between the exercise price and the market price and less so in the increased volatility resulting from the change in the price of the CDIs.

Gain on write-off of accounts payable. The change in the gain on write off of accounts payable reflects approximately $101 thousand of settled accounts payable in 2019 versus none in 2020.

Other expenses (income). The $236 thousand of Other Income recorded in the year ended December 31, 2020 is predominantly the $165 reversal of reserves for product returns given the expiration of all product previously eligible for return, $42 thousand in foreign COVID-19 related payroll assistance programs, and $10 thousand redemption of credit card cash back rewards. There were no similar transactions in the year ended December 31, 2019.

Liquidity and Capital Resources

As of December 31, 2020, the Company’s primary source of liquidity is its cash and restricted cash balances. GI Dynamics is currently focused on obtaining an EndoBarrier CE mark and enrolling the Company’s clinical trials, which will support future regulatory submissions and potential commercialization activities. Until the Company is successful in gaining regulatory approvals, it is unable to sell the Company’s product in any market at this time. Without revenues, GI Dynamics is reliant on funding obtained from investment in the Company to maintain business operations until the Company can generate positive cash flows from operations. The Company cannot predict the extent of future operating losses and accumulated deficit, and it may never generate sufficient revenues to achieve or sustain profitability.

The Company has incurred operating losses since inception and at December 31, 2020 and had an accumulated deficit of approximately $296 million. The Company expects to incur significant operating losses for the next several years. At December 31, 2020, the Company had approximately $1.2 million in cash and restricted cash.

The Company will need to arrange additional financing before August 1, 2021 in order to continue to pursue its current business objectives as planned and to continue to fund its operations. The Company is looking to raise additional funds through any combination of additional equity and debt financings or from other sources, however, the Company has no guaranteed source of capital that will sustain operations past August 1, 2021. There can be no assurance that any such potential financing opportunities will be available on acceptable terms, if at all. If the Company is unable to raise sufficient capital on the Company’s required timelines and on acceptable terms to stockholders and the Board of Directors, it could be forced to cease operations, including activities essential to support regulatory applications to commercialize EndoBarrier. If access to capital is not achieved in the near term, it will materially harm the Company’s business, financial condition and results of operations to the extent that the Company may be required to cease operations altogether, file for bankruptcy, or undertake any combination of the foregoing. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these Consolidated Financial Statements are issued.

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

During the year ended December 31, 2020, the Company’s cash and restricted cash balance decreased by approximately $1.3 million primarily due to cash payments related to, among other things, research and development and general and administrative expenses as GI Dynamics continued to focus on clinical and regulatory strategies that exceeded its various financings.

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Years Ended December 31,
	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(10,846)	$(10,612)
Investing activities	-	(11)
Financing activities	9,506	9,316
Net decrease in cash and restricted cash	$(1,340)	$(1,307)

Cash Flows used in Operating Activities

Net cash used in operating activities totaled approximately $10.8 million for the year ended December 31, 2020. The primary uses of cash were:

●	to fund the Company’s net loss of approximately $11.1 million;

●	a net negative adjustment to cash flow from changes in working capital of approximately $2.6 million resulting primarily from increases in prepaid expenses related to a directors and officers liability insurance run-off policy offset by a reduction of the prepaid balance on other liability insurance policies, the funding of a severance escrow account, and material decreases in accounts payable and accrued expenses ; and

●	a net positive adjustment to cash flow from non-cash items of approximately $2.8 million, primarily from non-cash interest expense, loss on extinguishment of debt, and stock-based compensation.

Net cash used in operating activities totaled approximately $10.6 million for the year ended December 31, 2019. The primary uses of cash were:

●	to fund the Company’s net loss of approximately $17.3 million;

●	a net negative adjustment to cash flow from changes in working capital of approximately $1.6 million resulting primarily from increases in prepaid expenses and decreases in accounts payable and accrued expenses; and

●	a net positive adjustment to cash flow from non-cash items of approximately $8.3 million, primarily from non-cash interest expense, change in derivative valuation and stock-based compensation.

Cash Flows used in Investing Activities

No cash was used in investing activities for the year ended December 31, 2020.

Cash used in investing activities for the year ended December 31, 2019 totaled approximately $11 thousand from the purchase of office equipment.

Cash Flows provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2020 totaled approximately $9.5 million and primarily resulted from the proceeds from short and long-term debt from a related party and the net proceeds from the sale of Series A Preferred Stock.

Cash provided by financing activities for the year ended December 31, 2019 totaled approximately $9.3 million and primarily resulted from the exercise of related party warrants and proceeds from short and long-term debt from a related party.

Funding Requirements

As of December 31, 2020, the Company’s primary source of liquidity is its cash and restricted cash balances. GI Dynamics is currently focused on obtaining an EndoBarrier CE mark and enrolling the Company’s clinical trials, which will support future regulatory submissions and potential commercialization activities. Until the Company is successful in gaining regulatory approvals, it is unable to sell the Company’s product in any market at this time. Without revenues, GI Dynamics is reliant on funding obtained from investment in the Company to maintain business operations until the Company can generate positive cash flows from operations. The Company cannot predict the extent of future operating losses and accumulated deficit, and it may never generate sufficient revenues to achieve or sustain profitability.

The Company has incurred operating losses since inception and at December 31, 2020 and had an accumulated deficit of approximately $296 million. The Company expects to incur significant operating losses for the next several years. At December 31, 2020, the Company had approximately $1.2 million in cash and restricted cash.

Due to the numerous risks and uncertainties associated with securing regulatory approval for EndoBarrier, at this time GI Dynamics is unable to estimate precisely the amounts of capital outlays and operating expenditures necessary to complete the task of obtaining regulatory approval for EndoBarrier. Funding requirements will depend on many factors, including, but not limited to, the following:

●	the timing, cost, and resulting success of research and development efforts, including the impact of COVID-19 related restrictions and complications in conducting clinical trials and regulatory reviews;

●	the rate of progress and cost of commercialization activities after regulatory approval;

●	the expenses the Company may incur in marketing and selling EndoBarrier subject to future regulatory approvals;

●	the timing and decisions of payer organizations related to reimbursement;

●	the revenue generated by sales of EndoBarrier;

●	the safety and efficacy of the Company’s product in treating diabetes and reducing obesity;

●	the success of the Company’s investment in its manufacturing and supply chain infrastructure;

●	the time and costs involved in obtaining regulatory approvals for EndoBarrier in new markets;

●	the costs associated with any additional clinical trial(s) required in the U.S. and other countries on a case by case basis;

●	the ability to ship CE marked products;

●	the emergence of competing or complementary developments; and

●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

Interest Rate Sensitivity

The Company’s cash and restricted cash balance of $1.2 million at December 31, 2020 consisted of cash and restricted cash, all of which will be used for working capital purposes. Because of the short-term nature of the Company’s cash and restricted cash, GI Dynamics does not believe that it has any material exposure to changes in their fair values as a result of changes in interest rates.

Foreign Currency Risk

GI Dynamics conducts business in foreign countries. For U.S. reporting purposes, all assets and liabilities of non-U.S. entities are remeasured at the period-end exchange rate and income and expenses at the average exchange rates in effect during the periods. The net effect of these remeasurement adjustments is shown in the accompanying Consolidated Financial Statements as a component of net loss. Continued fluctuation of these exchange rates could result in financial results that are not comparable from quarter to quarter. The Company does not currently utilize foreign currency contracts to mitigate the gains and losses generated by the remeasurement of non-functional currency assets and liabilities and does not currently hold material cash reserves in foreign currencies in which certain expenditures are denominated.

Effects of Inflation

GI Dynamics does not believe that inflation and changing prices over the years ended December 31, 2020 and 2019 had a significant impact on its results of operations.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements, together with the independent registered public accounting firm report thereon, appear on pages F-1 through F-33 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15(f), GI Dynamics carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Certifying Officers concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020 in enabling GI Dynamics to record, process, summarize and report information required to be included in its periodic SEC filings within the required time period.

Management’s Annual Report on Internal Control over Financial Reporting

As a company registered with the SEC in the U.S., GI Dynamics is required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, to furnish a report by management on, among other things, the effectiveness of its internal control over financial reporting as of the end of the fiscal year. The controls and other procedures are designed to ensure that information required to be disclosed by the Company in the reports that the Company files with the SEC is disclosed accurately and is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company’s first report on compliance with Section 404 was furnished in connection with the GI Dynamics financial statements for the year ended December 31, 2014. As a former emerging growth company and a current smaller reporting company, the Company has been and currently is exempted from the requirement to include an external auditor opinion on the Company’s internal controls in its filings. GI Dynamics continues to update, document and evaluate its internal control over financial reporting to the requirements of Section 404.

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

The Company, under the supervision and with the participation of the Certifying Officers, has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based upon the framework in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluations, the Certifying Officers have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, the Certifying Officers conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The evaluation performed by the Certifying Officers resulted in a conclusion that such changes occurred. In the third quarter, a material weakness was identified related to reconciliation of accrued interest which has been address by changing the mandatory review and approval processes related to period closure and journal entries, including those related to accrued interest. Also in the third quarter, a material weakness was identified related to stock based compensation charges relating to an inaccurate interpretation of a contractual vesting clause which has been addressed by implementing a formal legal review of contracts whose terms may impact financial reporting, including stock award vesting and cancellation clauses.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item 10 relating to the Company’s directors and executive officers is incorporated by reference herein to the Company’s Proxy Statement to be filed with the SEC in connection with its 2021 Annual Meeting of Stockholders or an amendment to this report filed under cover of Form 10-K/A not later than 120 days after the end of the fiscal year ended December 31, 2020.

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

Directors of the Registrant

The following table sets forth the name, age and position of each of the Company’s directors at March 11, 2021:

Name	Age	Position
Mark Lerdal	62	Non-executive Chairman of the Board
Ginger Glaser	53	Non-executive Director
Joseph Virgilio	47	Non-executive Director

 All three directors are members of the audit committee, the compensation committee, and the nominating and corporate governance committee. At March 11, 2021, none of the committees have elected a specific chairperson.

Mark Lerdal has served as the Chairman of the Board of Directors of GI Dynamics since August 2020. Mr. Lerdal’s extensive knowledge and experience as a board director in financial and business development, as well as a proven track record leading multiple mergers and acquisitions, makes him qualified to serve on the Company’s board of directors.

Mr. Lerdal founded KC Holdings, Inc., a company formed to take KENETECH Corporation private through a management buyout. Mr. Lerdal previously held the position as President and CEO of KENETECH Corporation, one of the world’s largest developer, constructor and operator of wind energy plants.

Mr. Lerdal currently serves as Chairman of the Board for Leaf Clean Energy, Element Markets, LLC and Empower Energies, Inc., and sits on the Board of Directors for Southern Current, Allied Minds, PLC (LSE:ALM), and acts as a consultant to Northleaf Capital Partners. Mr. Lerdal previously served on the Board of Directors to Onsite Energy Corporation, Medley Capital Corporation, Trading Emissions, PLC, TerraForm Power, Inc. and TerraForm Global, Inc.

Mr. Lerdal graduated Cum Laude from Northwestern University School of Law and earned his Bachelor of Arts in Economics from Stanford University.

Ginger Glaser has been a director of GI Dynamics since October 2020. Ms. Glaser’s 25 years of quality and regulatory experience, proven leadership of successful medical device organizations, as well as her breadth of knowledge in clinical affairs and engineering makes her qualified to serve on the Company’s board of directors.

Ms. Glaser currently is the Principal for G2 Consulting Services and the Chief Technology Officer for Monteris Medical, where she previously held vice president positions. Ms. Glaser held vice president roles with Boston Scientific and American Medical Systems, prior to its acquisition by Boston Scientific.

Ms. Glaser has a strong understanding of FDA processes and culture. She has led industry-wide task forces and helped numerous organizations obtain global regulatory approvals, including “first in the world” achievements.

Ms. Glaser graduated Cum Laude from Texas A&M University, where she earned her B.S. in Bioengineering and M.S. in Biomedical Engineering.

Joseph Virgilio has been a director and the Company’s chief executive officer since November 2020. Mr. Virgilio’s more than 20 years of sales, marketing, and general management experience in the medical device industry makes him qualified to serve on the Company’s board of directors. Mr. Virgilio possesses a proven track record of aggressive revenue growth through the development and execution of strategic sales and marketing plans with demonstrated abilities to recruit, train, and motivate a highly effective and specialized cross-functional team. His areas of expertise also include GPO/IDN contracting, organizational development and restructuring, corporate partnerships, and distribution strategies. Additionally, Mr. Virgilio possesses broad experience leading organizational turn-around and integration activities.

Prior to joining GI Dynamics, Mr. Virgilio served as President and General Manager for Amann Girrbach, a global leader in dental CAD/CAM technology Mr. Virgilio has also held the position of Vice President of Sales, The Americas at Surgical Specialties Corporation, as well as Vice President of Sales and Global Marketing at Aptus Endosystems (acquired by Medtronic). Mr. Virgilio spent the early part of his medical device career at Boston Scientific followed by almost a decade at Medtronic in roles of increasing responsibility.

Mr. Virgilio holds a Bachelor of Arts degree from Colgate University and earned continued education credits from the University of Pennsylvania, Wharton School of Business and from the University of North Carolina, Chapel Hill, Kenan-Flagler School of Business.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference herein to the Company’s Proxy Statement to be filed with the SEC in connection with its 2021 Annual Meeting of Stockholders or an amendment to this report filed under cover of Form 10-K/A not later than 120 days after the end of the fiscal year ended December 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information relating to security ownership of certain beneficial owners of the Company’s common stock and information relating to the security ownership of management required by this Item 12 is incorporated by reference herein to the Company’s Proxy Statement to be filed with the SEC in connection with its 2021 Annual Meeting of Stockholders or an amendment to this report filed under cover of Form 10-K/A not later than 120 days after the end of the fiscal year ended December 31, 2020.

The table below sets forth information with regard to shares authorized for issuance under the Company’s equity compensation plans as of December 31, 2020. As of December 31, 2020, GI Dynamics had three active equity compensation plans, each of which was approved by GI Dynamics stockholders:

●	The GI Dynamics 2003 Omnibus Stock Plan; and

●	The GI Dynamics 2011 Employee, Director and Consultant Equity Incentive Plan; and

●	The GI Dynamics 2020 Employee, Director and Consultant Equity Incentive Plan.

Plan Category	Number of shares to be issued upon exercise of outstanding options or vesting of restricted stock units	Weighted- average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	463,104	$2.04	41,710,968

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference herein to the Company’s Proxy Statement to be filed with the SEC in connection with its 2021 Annual Meeting of Stockholders or an amendment to this report filed under cover of Form 10-K/A not later than 120 days after the end of the fiscal year ended December 31, 2020.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 13 is incorporated by reference herein to the Company’s Proxy Statement to be filed with the SEC in connection with its 2021 Annual Meeting of Stockholders or an amendment to this report filed under cover of Form 10-K/A not later than 120 days after the end of the fiscal year ended December 31, 2020.

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

GI Dynamics, Inc.

Date: March 11, 2021	By:	/s/ Joseph Virgilio
	Name:	Joseph Virgilio
	Title:	President, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH VIRGILIO	President, Chief Executive Officer	March 11, 2021
Joseph Virgilio	(Principal Executive Officer) and Director

/s/ CHARLES R. CARTER	Chief Financial Officer, Treasurer, Secretary	March 11, 2021
Charles R. Carter	(Principal Financial and Accounting Officer)

/s/ MARK LERDAL	Chairman and Director	March 11, 2021
Mark Lerdal

/s/ GINGER GLASER	Director	March 11, 2021
Ginger Glaser

EXHIBIT INDEX

Exhibit No:	Description

3.1	Restated Certificate, incorporated by reference to Exhibit 3.1 of GI Dynamics, Inc.’s Current Report on Form 8-K filed with the SEC on September 10, 2020.

3.2	Restated Bylaws, incorporated by reference to Exhibit 3.2 of GI Dynamics, Inc.’s Current Report on Form 8-K filed with the SEC on September 10, 2020.

4.1	Warrant dated May 4, 2016, between GI Dynamics, Inc. and Danforth Advisors, LLC incorporated by reference to Exhibit 4.1 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2016.

4.2	Warrant dated May 30, 2018, between GI Dynamics, Inc. and Crystal Amber Fund Limited, incorporated by reference to Exhibit 10.3 of GI Dynamics, Inc.’s Current Report on Form 8-K, filed with the SEC on June 5, 2018.

4.3	Warrant to Purchase 78,984,823 CHESS Depositary Interests of GI Dynamics, Inc., dated June 30, 2019, between GI Dynamics, Inc. and Crystal Amber Fund Limited, incorporated by reference to Exhibit 10.5 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2019.

4.4	Warrant to Purchase up to 236,220,472 CHESS Depositary Interests of GI Dynamics, Inc., dated June 30, 2019, between GI Dynamics, Inc. and Crystal Amber Fund Limited, incorporated by reference to Exhibit 10.6 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2019.

4.5	Form of Warrant to Purchase up to 229,844,650 CHESS Depositary Interests of GI Dynamics, Inc., between GI Dynamics, Inc. and Crystal Amber Fund Limited, incorporated by reference to Exhibit 10.5 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2019.

4.6	Exchange Note, incorporated by reference to Exhibit 4.1 of GI Dynamics, Inc.’s Current Report on Form 8-K filed with the SEC on September 10, 2020.

4.7*	Description of Registrant’s Securities.

10.1†	2011 Employee, Director and Consultant Equity Incentive Plan incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Annual Report on Form 10-K, filed with the SEC on March 30, 2015.

10.2†	2003 Omnibus Stock Plan incorporated by reference to Exhibit 10.2 of GI Dynamics, Inc.’s registration statement on Form 10, filed with the SEC on April 30, 2014.

10.3†	Form of Indemnification Agreement incorporated by reference to Exhibit 10.4 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2014.

Exhibit No:	Description

10.4	Lease Agreement, dated June 1, 2016, between GI Dynamics, Inc. and E F and C, LLC incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2016.

10.5	Board Observer Agreement, dated as of November 18, 2019, between the Company and Crystal Amber Fund Limited, incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Current Report on Form 8-K, filed with the SEC on November 19, 2019.

10.6‡

Membership Agreement, dated July 19, 2018, between GI Dynamics, Inc. and WeWork 745 Atlantic, LLC. incorporated by reference to Exhibit 10.32 of GI Dynamics, Inc.’s registration statement on Form 10, filed with the SEC on March 27, 2020.

10.7‡

Membership Agreement, dated August 28, 2019, between GI Dynamics, Inc. and 77 Sleeper Street Tenant LLC. incorporated by reference to Exhibit 10.34 of GI Dynamics, Inc.’s registration statement on Form 10, filed with the SEC on March 27, 2020.

10.8‡	Lease Agreement, dated April 22, 2019, between GI Dynamics, Inc. and Congress Plaza, LLC. incorporated by reference to Exhibit 10.35 of GI Dynamics, Inc.’s registration statement on Form 10, filed with the SEC on March 27, 2020.

10.9	Series A Preferred Stock Purchase Agreement, dated August 10, 2020, between GI Dynamics, Inc. and the Purchasers listed on Exhibit A attached thereto, incorporated by reference to Exhibit 10.3 of GI Dynamics, Inc.’s Current Report on Form 8-K filed with the SEC on August 10, 2020.

10.10	Voting Agreement, incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Current Report on Form 8-K filed with the SEC on September 10, 2020.

10.11	ROFR Agreement, incorporated by reference to Exhibit 10.2 of GI Dynamics, Inc.’s Current Report on Form 8-K filed with the SEC on September 10, 2020.

10.12	Investor Rights Agreement, incorporated by reference to Exhibit 10.3 of GI Dynamics, Inc.’s Current Report on Form 8-K filed with the SEC on September 10, 2020.

10.13†	2020 Employee, Director and Consultant Equity Incentive Plan, incorporated by reference to Exhibit 10.5 of GI Dynamics, Inc.’s Current Report on Form 8-K filed with the SEC on September 10, 2020.

10.14†	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.6 of GI Dynamics, Inc.’s Current Report on Form 8-K filed with the SEC on September 10, 2020.

10.15†	Employment Agreement, effective as of October 8, 2020, between GI Dynamics, Inc. and Joseph Virgilio, incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Current Report on Form 8-K filed with the SEC on October 15, 2020.

10.16†	Severance Agreement, effective as of October 8, 2020, between GI Dynamics, Inc. and Joseph Virgilio, incorporated by reference to Exhibit 10.2 of GI Dynamics, Inc.’s Current Report on Form 8-K filed with the SEC on October 15, 2020.

10.17†	Board Member Agreement, dated as of October 20, 2020, between GI Dynamics, Inc. and Ginger Glaser, incorporated by reference to Exhibit 10.2 of GI Dynamics, Inc.’s Current Report on Form 8-K filed with the SEC on October 26, 2020.

Exhibit No:	Description

10.18†	Consulting Agreement, dated as of October 21, 2020, between GI Dynamics, Inc. and Ginger Glaser, incorporated by reference to Exhibit 10.3 of GI Dynamics, Inc.’s Current Report on Form 8-K filed with the SEC on October 26, 2020.

10.19†	Board Member and Chairperson Agreement, dated as of October 21, 2020, between GI Dynamics, Inc. and Mark D. Lerdal., incorporated by reference to Exhibit 10.4 of GI Dynamics, Inc.’s Current Report on Form 8-K filed with the SEC on October 26, 2020.

10.20	First Amendment to Series A Preferred Stock Purchase Agreement, effective as of October 31, 2020, between GI Dynamics, Inc. and Crystal Amber Fund Limited, incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Current Report on Form 8-K filed with the SEC on November 5, 2020.

10.21†	Separation Agreement, between GI Dynamics, Inc. and Scott Schorer, incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Current Report on Form 8-K filed with the SEC on November 18, 2020.

10.22	Second Amendment to Series A Preferred Stock Purchase Agreement, effective as of November 30, 2020, between GI Dynamics and Crystal Amber Fund Limited, incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Current Report on Form 8-K filed with the SEC on December 3, 2020.

10.23	Third Amendment to Series A Preferred Stock Purchase Agreement, effective as of December 22, 2020, between GI Dynamics and Crystal Amber Fund Limited, incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Current Report on Form 8-K filed with the SEC on January 5, 2021.

10.24†	Consulting Agreement, effective as of December 31, 2020, between GI Dynamics, Inc. and Charles Carter, incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Current Report on Form 8-K filed with the SEC on January 15, 2021.

10.25†	Retention Bonus Agreement, effective as of December 31, 2020, between GI Dynamics, Inc. and Charles Carter, incorporated by reference to Exhibit 10.2 of GI Dynamics, Inc.’s Current Report on Form 8-K filed with the SEC on January 15, 2021.

21.1	Subsidiaries of the Registrant incorporated by reference to Exhibit 21.1 of GI Dynamics, Inc.’s registration statement on Form 10, filed with the SEC on April 30, 2014.

23.1*	Consent of Wolf & Company, P.C.

31.1*	Certification of principal executive officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act

31.2*	Certification of principal financial officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act

32.1‡	Certification of principal executive officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.2‡	Certification of principal financial officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Database

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

‡	Furnished herewith.

†	Management contract or compensatory plan or arrangement.

GI Dynamics, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
GI Dynamics, Inc.
Boston, Massachusetts

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of GI Dynamics, Inc. and Subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

Emphasis of Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations since inception and has an accumulated deficit that raises substantial doubt about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management's plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Description of the Matter

Elements of the Company’s financing activities represent critical audit matters due to management judgments in the application of accounting guidance under U.S. GAAP and assumptions applied in the valuation of instruments issued. The valuation methodologies and the assumptions applied impact the fair values of the convertible promissory notes, related conversion features, warrants for the purchase of common stock and the fair values determined in the extinguishment of convertible promissory notes and warrants.

How We Addressed the Matter in Our Audit

Our audit procedures related to the Company’s application of accounting guidance and valuation estimates included the following, among others:

●	We reviewed the Company’s technical accounting memorandums for each financing transaction, which describe the terms of financing and management’s evaluation and conclusion on the accounting treatment. Our review also incorporated a review of executed agreements and cited accounting guidance.

●	We tested management’s valuation of the convertible promissory notes, warrants for the purchase of common stock and beneficial conversion features, as applicable. We tested the accuracy and reasonableness of inputs and assumptions applied to agreements and other relevant evidence. Assumptions were also reviewed for management bias. We also tested the mathematical accuracy of management’s calculations.

●	For the exchange of convertible promissory notes, we tested management’s evaluation of the significance of the changes including the present value of expected future cash flows under the newly issued convertible promissory note upon exchange. We also tested the mathematical accuracy of management’s calculations.

/s/ Wolf and Company, P.C.

We have served as the Company's auditor since 2019.

Boston, Massachusetts

March 11, 2021

GI Dynamics, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$1,159	$2,499
Restricted cash	30	30
Prepaid expenses and other current assets	3,029	1,230
Total current assets	4,218	3,759
Property and equipment, net	14	42
Right-of-use operating lease, net of amortization	244	386
Total assets	$4,476	$4,187
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$430	$636
Accrued expenses	583	1,353
Short term debt	263	—
Short term debt to related party, net of discount	—	5,000
Derivative liabilities	—	10
Operating lease liability	172	169
Total current liabilities	1,448	7,168
Long term debt to related party, net of discount	3,496	—
Operating lease liability, non-current	67	217
Total liabilities	5,011	7,385
Commitments (Note 10)
Stockholders’ deficit:
Preferred stock, $0.01 par value – 118,000,000 and 0 shares authorized at December 31, 2020 and 2019, respectively; 60,085,583 and 0 shares issued and outstanding at December 31, 2020 and 2019, respectively	601	-
Common stock, $0.01 par value – 280,000,000 and 75,000,000 shares authorized at December 31, 2020 and 2019, respectively; 88,095,659 and 36,598,291 shares issued and outstanding at December 31, 2020 and 2019, respectively	881	366
Additional paid-in capital	293,611	280,928
Accumulated deficit	(295,628)	(284,492)
Total stockholders’ deficit	(535)	(3,198)
Total liabilities and stockholders’ deficit	$4,476	$4,187

See report of independent registered public accounting firm and the accompanying notes to these consolidated financial statements.

GI Dynamics, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2020	2019
Operating expenses:
Research and development	$3,484	$4,225
Sales and marketing	—	22
General and administrative	5,621	5,295
Total operating expenses	9,105	9,542
Loss from operations	(9,105)	(9,542)

Other income (expense):
Interest income	—	3
Interest expense	(1,547)	(6,178)
Foreign exchange gain (loss)	(18)	11
Loss on extinguishment of debt	(678)	—
Re-measurement of derivative liabilities	—	(1,683)
Gain on write-off of accounts payable	—	101
Other income	236	-
Other expense, net	(2,007)	(7,746)
Loss before income tax expense	(11,112)	(17,288)
Income tax expense	24	45
Net loss	$(11,136)	$(17,333)

Basic and diluted net loss per common share	$(0.19)	$(0.67)
Weighted-average number of common shares used in basic and diluted net loss per common share	58,858,758	25,886,615

See report of independent registered public accounting firm and the accompanying notes to these consolidated financial statements.

GI Dynamics, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

(In thousands, except share amounts)

							Additional		Total
	Preferred Stock				Common Stock		Paid-in	Accumulated	Stockholders’
	Shares		Par Value		Shares	Par Value	Capital	Deficit	Deficit
Balance at December 31, 2018	—		—		19,277,545	193	263,521	(267,159)	(3,445)
Reclassification of derivative liabilities to additional paid-in capital upon stockholder approval	—		—		—	—	5,785	—	5,785
Issuance of common stock upon conversion of notes payable to related party	—			_	9,072,197	91	5,913	—	6,004
Issuance of common stock upon exercise of related party warrants	—		—		8,248,549	82	5,321	—	5,403
Stock-based compensation expense	—		—		—	—	388	—	388
Net loss	—		—		—	—	—	(17,333)	(17,333)
Balance at December 31, 2019		_	—		$36,598,291	$366	$280,928	$(284,492)	$(3,198)
Relative fair value of warrants and beneficial conversion feature in connection with August 2019 Note	—		—		—	—	2,765	—	2,765
Conversion of 2017 Note	—		—		51,497,468	515	4,875	—	5,390
Redemption of fractional shares on conversion from CDIs to shares of common stock	—		—		(100)	—	—	—	—
Conversion of June 2020 and August 2020 Convertible	17,774,853		178		—	—	1,397	—	1,575
Sale of Series A Preferred Stock, net of issuance costs of $286	42,310,730		423		—	—	3,041	—	3,464
Stock-based compensation expense	—		—		—	—	605	—	605
Net loss	—		—		—	—	—	(11,136)	(11,136)
Balance at December 31, 2020	60,085,583		$601		88,095,659	$881	$293,611	$(295,628)	$(535)

See report of independent registered public accounting firm and the accompanying notes to these consolidated financial statements.

GI Dynamics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2020	2019
Operating activities:
Net loss	$(11,136)	$(17,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28	32
Stock-based compensation expense	605	388
Non-cash interest expense	1,542	6,173
Reclassification of warrant from derivative liabilities to other income	(10)
Re-measurement of derivative liabilities	—	1,683
Loss on extinguishment of debt	678	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,741)	(700)
Accounts payable	(206)	(414)
Accrued expenses	(606)	(441)
Net cash used in operating activities	(10,846)	(10,612)
Investing activities:
Purchases of property and equipment	—	(11)
Net cash used in investing activities	—	(11)
Financing activities:
Debt issuance costs	—	(87)
Proceeds from exercise of related party warrants	—	5,403
Proceeds from Paycheck Protection Program loan	195	—
Proceeds from short term and long term debt, related party	5,847	4,000
Proceeds from sale of preferred stock	3,750	—
Issuance costs related to sale of preferred stock	(286)	—
Net cash provided by financing activities	9,506	9,316
Net decrease in cash and cash equivalents	(1,340)	(1,307)
Cash and cash equivalents and restricted cash at beginning of year	2,529	3,836
Cash and cash equivalents and restricted cash at end of year	$1,189	$2,529
Supplemental cash flow disclosures
Income taxes paid	15	45
Interest paid	5	394
Conversion of notes payable to related party into common stock	5,390	6,004
Fair value of warrants issued with notes to related party	2,330	4,061
Beneficial conversion feature in connection with August 2019 Note to related party	435	—
Insurance premium financing plan	150	—
Capitalization of accrued interest into September 2020 Note	297	—
Conversion of notes and accrued interest payable to related party to preferred stock	1,260	—
Right-of-use asset obtained in exchange for lease liability	—	463
Reclassification of warrant from derivative liabilities to additional paid-in capital	—	5,785

See report of independent registered public accounting firm and the accompanying notes to these consolidated financial statements.

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

COVID-19 Pandemic and Impacts to Business Operations

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. In January 2020, this coronavirus spread to other parts of the world, including the United States and Europe, and efforts to contain the spread of this coronavirus intensified. In March 2020, the World Health Organization declared the Coronavirus (“SARS-CoV-2”) outbreak a “pandemic.” The Company operations experienced significant restrictions and delays in 2020, including the following operational impacts:

●	The pause of enrollment of the Step-1 trial due to categorization of the EndoBarrier implantation procedure as an elective procedure. In the face of the epidemic and as a measure to reduce the spread of SARS-CoV-2, many states and/or clinics ceased all elective procedures. All of the Step-1 clinical sites ceased enrollment for a period in 2020 and as of March 11, 2021, all sites were able to enroll, pending procedural backlog clearance in individual clinics.

●	The private and public regulatory agencies required to approve the initiation of clinical trials, review and audit quality systems, and review applications for regulatory approvals all had to adapt to COVID-19 restricted work protocols that may have impacted productivity, priorities and schedules. As such, many regulatory applications the Company submitted were delayed in submission and follow-up response from the agencies were dramatically delayed. In one instance, the Company was able to incur substantial cost in enabling a timely in-person audit under COVID-19 safety precautions. In other instances, the Company cannot accelerate the timing of agency responses.

●	The economic impact of the pandemic and resulting restrictions may have affected investor perception of available funds for investment and risk tolerance.

●	Business travel was largely restricted or eliminated in 2020, potentially limiting the effectiveness of fundraising and other important business meetings.

As of March 2021, various vaccines are being administered at differential rates in global communities and while the spread of SARS-CoV-2 is being impacted positively, a state of global economic and public health safety uncertainty remains as SARS-CoV-2 variants have emerged. Currently, the existing vaccines provide protection against the known variants, but the emergence of a variant for which the current vaccines are not effective may occur. If such a variant does emerge, the same effects experienced in 2020 may be repeated as restrictions are again required to minimize the impact of the re-emergent pandemic.

Going Concern Evaluation

As of December 31, 2020, the Company’s primary source of liquidity is its cash and restricted cash balances. GI Dynamics is currently focused on obtaining an EndoBarrier CE mark and enrolling the Company’s clinical trials, which will support future regulatory submissions and potential commercialization activities. Until the Company is successful in gaining regulatory approvals, it is unable to sell the Company’s product in any market. Without revenues, GI Dynamics is reliant on funding obtained from investment in the Company to maintain business operations until the Company can generate positive cash flows from operations. The Company cannot predict the extent of future operating losses and accumulated deficit, and it may never generate sufficient revenues to achieve or sustain profitability.

The Company has incurred operating losses since inception and at December 31, 2020 had an accumulated deficit of approximately $296 million. The Company expects to incur significant operating losses for the next several years. At December 31, 2020, the Company had approximately $1.2 million in cash and restricted cash.

The Company will need to arrange additional financing before August 1, 2021 in order to continue to pursue its current business objectives as planned and to continue to fund its operations. The Company is looking to raise additional funds through any combination of additional equity and debt financings or from other sources, however, the Company has no guaranteed source of capital that will sustain operations past August 1, 2021. There can be no assurance that any such potential financing opportunities will be available on acceptable terms, if at all. If the Company is unable to raise sufficient capital on the Company’s required timelines and on acceptable terms to existing stockholders and the Board of Directors, it could be forced to cease operations, including activities essential to support regulatory applications to commercialize EndoBarrier. If access to capital is not achieved in the near term, it will materially harm the Company’s business, financial condition and results of operations to the extent that the Company may be required to cease operations altogether, file for bankruptcy, or undertake any combination of the foregoing. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these Consolidated Financial Statements are issued.

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

The accompanying Consolidated Financial Statements have been prepared assuming GI Dynamics will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The Consolidated Financial Statements for the year ended December 31, 2020 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern within one year after the date that these Consolidated Financial Statements are issued.

2. Summary of Significant Accounting Policies and Basis of Presentation

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of GI Dynamics, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation.

The functional currency of GID Europe Holding B.V., GID Europe B.V., GID Germany GmbH and GI Dynamics Australia Pty Ltd, each wholly-owned subsidiaries of the Company, is the U.S. dollar. Consolidated balance sheet accounts of the Company’s subsidiaries are remeasured into U.S. dollars using the exchange rate in effect at the consolidated balance sheet date while expenses are remeasured using the average exchange rate in effect during the period. Gains and losses arising from remeasurement of the wholly owned subsidiaries’ financial statements are included in the determination of net loss.

Segment Reporting

The Company has one reportable segment which designs, develops, manufactures and markets medical devices for non-surgical approaches to treating type 2 diabetes.

GI Dynamics does not report geographic segments as there were no product sales in 2020 or 2019 and at December 31, 2020 and 2019, all long-lived assets comprised of property and equipment were held in the U.S.

Use of Estimates

The preparation of Consolidated Financial Statements in accordance with generally accepted accounting principles in the U.S. requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to the impairment of long-lived assets, income taxes including the valuation allowance for deferred tax assets, research and development, contingencies, valuation of warrant and other derivative liabilities, estimates used to assess its ability to continue as a going concern and stock-based compensation. GI Dynamics bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

Cash and Cash Equivalents and Restricted Cash

At December 31, 2020 and 2019, GI Dynamics had approximately $0.03 million and $0.01 million, respectively, of cash and cash equivalents denominated in Australian dollars that is subject to foreign currency gain and loss.

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

Maintenance and repair costs for fixed assets are expensed as incurred.

Derivative Liabilities

GI Dynamics examines all financial instruments to determine if the financial instrument or any component feature is a derivative under Financial Accounting Standards Board, (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”) and therefore requires liability classification. Certain warrants to purchase common stock did not meet the requirements for equity classification and were considered derivative instruments due to their cash settlement features. The derivative warrants were initially recorded at fair value with subsequent changes in fair value recorded in other income (expense) in the statements of operations. The Company estimates fair value using the Black-Scholes option pricing model. See Note 5 for inputs and assumptions used in the determination of the fair value. If the derivative instruments subsequently meet the requirements for classification as equity, the Company reclassifies the then fair value of the instrument to equity. If multiple outcomes are probable, management assigns probability adjustments to determine the most likely probability adjusted fair value.

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

Patent Costs

GI Dynamics expenses as incurred all costs, including legal expenses, associated with obtaining patents until the patented technology becomes feasible. All costs incurred after the patented technology is feasible will be capitalized as an intangible asset. As of December 31, 2020, no such costs had been capitalized since inception of the Company. GI Dynamics has expensed approximately $200 thousand of patent costs within general and administrative expenses in the consolidated statements of operations in each of the years ended December 31, 2020 and 2019.

Stock-Based Compensation

GI Dynamics accounts for stock-based compensation in accordance with ASC 718, Stock Compensation (“ASC 718”), which requires that stock-based compensation be measured at the grant date fair value and recognized as an expense in the financial statements. .

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

The assumptions used in determining the fair value of stock-based awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change, and management uses different assumptions, the Company’s stock-based compensation could be materially different in the future. The risk-free interest rate used for each grant is based on a zero-coupon U.S. Treasury instrument with a remaining term similar to the expected term of the stock-based award. Because GI Dynamics does not have a sufficient stable history to estimate the expected term, it uses the simplified method for estimating the expected term. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. Prior to delisting from the ASX in July 2020, the Company estimated the expected stock volatility at the grant date based on the appropriate historical ASX price volatility.

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

Stock awards to non-employees are also accounted for in accordance with ASC 718.. The Company elects to use the contractual term of each award as the expected term for NESBP awards.

Impairment of Long-Lived Assets

GI Dynamics regularly reviews the carrying amount of its long-lived assets to determine whether indicators of impairment may exist that merit adjustments to carrying values or estimated useful lives. If indications of impairment exist, projected future undiscounted cash flows associated with the asset are compared to the carrying amount to determine whether the asset’s value is recoverable. If the carrying value of the asset exceeds such projected undiscounted cash flows, the asset will be written down to its estimated fair value. No such impairments were recorded in 2020 or 2019.

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

Concentrations of Credit Risk

Financial instruments that subject GI Dynamics to credit risk primarily consist of cash and restricted cash. Cash balances are all maintained with high quality financial institutions, and consequently, the Company believes that such funds are subject to minimal credit risk.

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

As of December 31, 2020, and 2019, GI Dynamics had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible. As a result, no related reserves have been established.

Leases

The Company applies ASC 842, Leases, which requires that most operating leases be recorded on the balance sheet unless the practical expedient is elected for short-term operating leases. The Company elected to apply the practical expedient as it relates to short-term leases. For other leases subject to this guidance, the Company will record a lease liability, which is the Company’s obligation to make lease payments arising from its leases, measured on a discounted basis, and a right-of-use asset, which is an asset representing the Company’s right to use the underlying asset for the lease term.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13, which provides guidance focused on the disclosure requirements for disclosing fair value estimates, assumptions, and methodology. Requirements removed include the requirement to disclose details around amount and reasoning for level 1 to level 2 transfers, timing policies for transfer between levels and the valuation processes for level 3 fair value measurements. Modified requirements include details regarding net asset redemption restrictions and timing related to uncertainty disclosures. Requirements added include disclosures of changes in unrealized gains and losses for recurring level 3 measurements held as of the reporting date and disclosures around the range and weighted average of significant inputs used to develop level 3 fair value measurements. These amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption was permitted, however the Company declined early adoption and adopted this ASU effective January 1, 2020. The adoption had no impact to its consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes, or ASU 2019-12, which changes the treatment for a number of specific situations, with the most relevant topic being the tax effects of items not included in continuing operations when reporting a loss from continuing operations for the period. The guidance is effective for public business entities for fiscal years beginning after December 15, 2020, and for interim periods within those fiscal years. The Company has elected not to adopt ASU 2019-12 early and is evaluating the potential impact of adoption to its consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, or ASU 2020-06, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. The changes include the accounting for beneficial conversion features and will result in less debt discount interest expense amortization. There are also reduced requirements for equity classification of contracts in an entity’s own equity. Additionally, expanded disclosures will be required for convertible debt instruments. These changes may have impact on earnings per share calculations. A full or modified retrospective approach can be adopted and ASU 2020-06 must be adopted by smaller reporting companies for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company has elected not to adopt ASU 2020-06 early and is evaluating the potential impact of adoption to its consolidated financial statements.

3. Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Potential common stock equivalents are determined using the treasury stock method. For diluted net loss per share purposes, stock options and other share-based awards are excluded as inclusion would have an anti-dilutive effect in periods in which a net loss is reported. Likewise, for diluted net loss per share purposes, warrants conferring the right to purchase common shares and because CDIs and common shares are interchangeable at the election of the stockholder, warrants conferring the right to purchase CDIs are excluded from diluted net loss per share calculations as inclusion would have an anti-dilutive effect in periods in which a net loss is reported. Shares of preferred stock that are convertible into shares of common stock are excluded from diluted net loss per share calculations as inclusion would also have an anti-dilutive effect. During each of the years ended December 31, 2020 and 2019, common stock equivalents were excluded from the calculation of diluted net loss per common share, as their effect was anti-dilutive due to the net loss incurred. Therefore, basic and diluted net loss per share was the same in all years presented.

The following potentially dilutive securities have been excluded from the computation of diluted weighted- average shares outstanding as of December 31, 2020 and 2019, as they would be anti-dilutive:

	Years Ended December 31,
	2020	2019
Warrants to purchase common stock	28,532	28,532
Options to purchase common stock and other stock-based awards	463,104	3,331,154
Total	491,636	3,359,686

4. Warrants to Purchase Common Stock or CDIs

There was one warrant outstanding and exercisable at December 31, 2020 and 2019. On May 4, 2016, the Company entered into a consulting agreement pursuant to which a consulting firm provides strategic advisory, finance, accounting, human resources and administrative functions, including chief financial officer services, to the Company. In connection with the consulting agreement, the Company granted the consulting firm a warrant (“Consultant Warrant”) to purchase up to 28,532 shares of the Company’s common stock at an exercise price per share equal to $0.64. The Consultant Warrant is fully vested and expires on May 4, 2021. As of December 31, 2020, the Consultant Warrants had not been exercised.

The following table rolls forward the warrant activity during the year ended December 31, 2020:

	Shares underlying warrants	Exercise price per share
Outstanding and Exercisable at December 31, 2019	28,532	$0.64
Issuance of August 2019 Warrant	4,596,893	1.00
Cancellation of August 2019 Warrant	(4,596,893)	1.00
Outstanding and Exercisable at December 31, 2020	28,532	$0.64

On August 21, 2019, GI Dynamics and Crystal Amber entered into a securities purchase agreement (“SPA”) for a total funding of up to approximately $10 million (the “August 2019 SPA”) comprised of the scheduled exercise of the 2018 Warrant, the March 2019 Warrant, and the May 2019 Warrant as detailed above and the sale of an Unsecured Convertible Note for up to approximately $4.6 million (the “August 2019 Note”), which included an agreement to issue a warrant (the “August 2019 Warrant”) to purchase up to 229,844,650 CDIs (representing 4,596,893 shares of common stock) for an exercise price of $0.02 per CDI. On December 16, 2019, stockholder approval for the warrant to be issued was obtained and it was issued on January 13, 2020. The August 2019 Warrant was issued on January 13, 2020 and estimated fair value was determined to allocate relative fair values of the August 2019 Note and the August 2019 Warrant. The assumptions used to estimate the fair value of $2.3 million included an expected volatility of approximately 141%, an expected term of 5 years, a risk-free interest rate of 1.65%, and no dividend yield.

On September 4, 2020, the Company and Crystal Amber executed financing documents (the “September 2020 Financing”) that included the sale of up to $10 million of shares of Series A Preferred Stock, the cancellation of the August 2019 Warrants, and the restructuring of the August 2019 Note (described more fully in Notes 8 and 11 of the consolidated financial statements).

5. Fair Value Measurements

Information about the Company’s assets and liabilities that are measured at fair value initially or on a recurring basis as of December 31, 2020 and 2019 is provided below and includes the fair value hierarchy of the valuation techniques the Company used to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, requiring the Company to develop its own assumptions for the asset or liability.

On March 31, 2020, the derivative liability classification of the Consultant Warrant was re-evaluated, and the Company re-classified it as an equity instrument. On March 31, 2020, this reclassification resulted in an immaterial credit to Other Income.

On June 18, 2020 and on August 4, 2020, convertible notes were issued to Crystal Amber, the terms of which included a mandatory conversion of outstanding principal and interest into shares issued in the next Qualified Financing, which was the September 2020 Financing, at a conversion price equal to 80% of the price per share of Series A Preferred Stock. The fair value of each the June 2020 Note and the August 2020 Note at issuance was determined using directly observable Level 2 inputs including the time period to the Proposed Offering, accrued interest and the fixed conversion premium. The Company elected the interest method of accretion to approximate fair value, so the June 2020 Note was only remeasured at August 1, 2020 when the timing and conversion discount methodology was clarified to be different from the original assumptions. The August 2020 Note applied the same methodology with known values for valuation variables. The June 2020 and the August 2020 Notes were converted into shares of Series A Preferred Stock on September 4, 2020 as part of the September 2020 financing.

Cash, restricted cash, prepaid expenses and other current assets, accounts payable, accrued expenses, short-term debt and other current liabilities at September 30, 2020 and December 31, 2019 are carried at amounts that approximate fair value due to their short-term maturities and the highly liquid nature of these instruments.

At December 31, 2020, there are no assets or liabilities that require remeasurement of fair value on a recurring basis.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses consisted of the following (in thousands):

	December 31,
	2020	2019
Prepaid insurance	$1,426	$293
Escrowed severance reserves	544	-
Prepaid clinical trial expenses	489	488
Prepaid corporate identity project	165	134
Other	405	315
Total	$3,029	$1,230

7. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2020	2019
Laboratory and manufacturing equipment	$591	$591
Computer equipment and software	1,193	1,193
Office furniture and equipment	183	183
	1,967	1,967
Less accumulated depreciation and amortization	(1,953)	(1,925)
Total	$14	$42

At December 31, 2020 and 2019, the Company had no property and equipment assets financed in any capital lease arrangement.

8. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2020	2019
Payroll and related liabilities	$203	$531
Professional fees	177	335
Credit refunds	-	164
Interest payable	80	250
Other	123	73
Total	$583	$1,353

In 2017, following the notification by the United Kingdom’s Medicines and Healthcare products Regulatory Agency, the Company notified its customers to return their inventory on hand. The Company calculated an estimate for returns, reversed its revenue and recorded an accrued expense estimate of $202 thousand of product return related costs in addition to $77 thousand of credit memos granted to customers. Through December 31, 2019, accumulated returns had reduced the reserve total to approximately $164 thousand. Given the Company’s expectation that there will not be additional valid claims now that all product has fully expired, the reserves were reversed to income in 2020.

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

On July 13, 2020, Crystal Amber provided the Company with a notice of optional conversion of the 2017 Note. On the conversion date, the principal of $5 million and the accrued and unpaid interest of $390 thousand totaling $5,390,240 was converted into 2,574,873,400 CDIs, which was equivalent to 51,497,468 shares of Common Stock. The conversion price equaled the 5-day VWAP per CDI for the 5 trading days immediately preceding the date of notice, which equaled $0.002093 per CDI or $0.10467 per share of Common Stock.

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

The original debt discount associated with the 2017 Note had been fully amortized prior to December 31, 2018. The Company recorded a debt discount related to the initial maturity extension to March 31, 2019 and amortized over that period. Subsequent maturity date extensions were evaluated under ASC 470 to determine whether debt extinguishment or debt modification accounting applied and the Company concluded that the maturity extensions did not meet the characteristics of debt extinguishments under ASC 470 and no accounting recognition was required. For the years ended December 31, 2020 and 2019, the Company recognized interest expense related to the 2017 Note of $206 and $248 thousand and amortization of debt issuance costs of $0 and $43 thousand, respectively.

2018 Convertible Note and Warrant Financing

On May 30, 2018, the Company entered into a Note Purchase Agreement (“2018 NPA”) by and between the Company and Crystal Amber, a Related Party. Pursuant to the 2018 NPA, the Company issued and sold to Crystal Amber a Senior Unsecured Convertible Promissory Note in an aggregate original principal amount of approximately $1.8 million (the “2018 Note”) with a maturity date of May 30, 2023. Interest accrued at an annually compounded rate of 10% per annum.

Due to a subsequent equity financing in September 2018, the conversion price adjusted to $0.0144 per CDI. During 2019, Crystal Amber submitted notice to convert the 2018 Note consisting of approximately $1.8 million in principal and $192 thousand of accrued interest into 134,852,549 CDIs (representing 2,697,050 shares of common stock).

In connection with the 2018 NPA, GI Dynamics issued to Crystal Amber a warrant (the “2018 Warrant”) to purchase 97,222,200 CDIs (representing 1,944,444 shares of common stock) at an initial exercise price of $0.018 per CDI. As per the 2018 Note conversion price, the warrant exercise price was subsequently adjusted to $0.0144 per CDI. The 2018 Warrant was exercised in full on August 25, 2019 for $1.4 million.

The Company evaluated the guidance ASC 480-10 Distinguishing Liabilities from Equity, ASC 815-40 Contracts in an Entity’s Own Equity and ASC 470-20 Debt with Conversion and Other Options to determine the appropriate classification of the 2018 Note and 2018 Warrant. On issuance, having already obtained the required stockholder approval to reserve the CDIs underlying the conversion feature and the warrant, the 2018 Warrant was determined to be a freestanding instrument meeting the requirements for equity classification. Accordingly, the fair value estimated for the 2018 Warrant, totaling approximately $743 thousand, was recorded as a discount to the debt with the offset to additional paid-in capital. The 2018 Note was also evaluated for a BCF subsequent to the allocation of proceeds among the 2018 Note and 2018 Warrant. Based upon the effective conversion price of the 2018 Note after considering the stock price at the date of issuance and the allocation of estimated fair value to the 2018 Warrant, it was determined that the 2018 Note contained a BCF. The value of the BCF was computed to be approximately $1.2 million but was capped at approximately $1 million so as to not exceed the total proceeds from the 2018 Note after deducting the value allocated to the 2018 Note and 2018 Warrant. The effective interest rate on the note after the discounts was 26.4%.

The Company recorded the 2018 Note at issuance, net of the total debt discount of $1.8 million and amortized the debt discount over the life of the 2018 Note. For the year ended December 31, 2019, the Company recorded accrued interest expense of $91 thousand and debt discount amortization to interest expense of $146 thousand prior to conversion.

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

After the Company obtained stockholder approval to enable Crystal Amber’s conversion right under the March 2019 Note on June 30, 2019, the entire outstanding principal balance under the March 2019 Note and all unpaid accrued interest thereon was convertible into CDIs, at the option of Crystal Amber at a conversion price of $0.0127 per CDI. On June 30, 2019, Crystal Amber elected to convert the March 2019 Note consisting of $1 million of principal and accrued interest of $30 thousand into 81,070,003 CDIs (representing 1,621,400 shares of common stock).

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

In addition, upon a change of control of the Company (other than a change of control resulting from a Qualified Financing) in which the Company’s stockholders receive cash consideration, the Company was obligated under the March 2019 Note to pay all accrued and unpaid interest then due plus 110% of the remaining outstanding unconverted principal balance. The Company considered the change in control premium as a cash settleable feature, thereby requiring derivative liability classification. On applying a probability adjusted present value of the premium, the fair value was considered immaterial upon issuance and at all subsequent reporting period ends until converted.

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

After the Company obtained stockholder approval to enable Crystal Amber’s, a Related Party, conversion rights under the May 2019 Note on June 30, 2019, the entire outstanding principal balance under the May 2019 Note and all unpaid accrued interest thereon was convertible into CDIs, at the option of Crystal Amber at a conversion price of $0.0127 per CDI. On June 30, 2019, Crystal Amber elected to convert the May 2019 Note consisting of approximately $3.0 million of principal and accrued interest of $19 thousand into 237,687,411 CDIs (representing 4,753,748 shares of common stock).

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

In addition, upon a change of control of the Company (other than a change of control resulting from a Qualified Financing) in which the Company’s stockholders receive cash consideration, the Company was obligated under the May 2019 Note to pay all accrued and unpaid interest then due plus 110% of the remaining outstanding unconverted principal balance. The Company considered the change in control premium as a cash settleable feature, thereby requiring derivative liability classification. On applying a probability adjusted present value of the premium, the fair value was considered immaterial upon issuance and at all subsequent reporting period ends.

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

August 2019 Securities Purchase Agreement (“SPA”)

On August 21, 2019, the Company entered into the August 2019 SPA by and between the Company and Crystal Amber. The August 2019 SPA detailed a timeline wherein Crystal Amber would exercise the 2018 Warrant, the March 2019 Warrant, and the May 2019 Warrant. Additionally, pursuant to the August 2019 SPA, the Company issued and sold to Crystal Amber the August 2019 Note in an aggregate principal amount of up to approximately $4.6 million to be funded on December 6, 2019, or such earlier or later date as may be requested by the Company (the “Funding Date”). In conjunction with the August 2019 Note, the Company agreed to issue to Crystal Amber the August 2019 Warrant (see Notes 4 and 9 of the consolidated financial statements) conferring the right to purchase 229,844,650 CDIs (representing 4,596,893 shares of common stock), with warrant issuance subject to the funding of the August 2019 Note and the receipt of required stockholder approval to issue the August 2019 Warrant.

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

On September 4, 2020, the Company executed a series of financing-related agreements (“the September 2020 Financing”) which included the cancellation of the August 2019 Warrant, the restructuring of the August 2019 Note into the September 2020 Note (see below for a detailed description of the September 2020 Note and the accounting classification of the August 2019 Note restructuring into the September 2020 Note), the conversion of the June and August 2020 Convertible Notes into shares of Series A Preferred Stock (see below for a detailed description of the June and August 2020 Notes and Note 10 for a description of the Series A Preferred Stock), and the sale of $8.75 million of Series A Preferred Stock to Crystal Amber under the Series A Preferred Stock Purchase Agreement (the “Series A SPA”, see Note 11 of the Consolidated Financial Statements for a description of the Series A SPA terms). The Initial Close of the September 2020 Financing occurred on September 4, 2020, and included all components of the September 2020 Financing, except that $5 million of the total Series A Preferred Stock sale was originally deferred to October 31, 2020 (the “Second Close” of the September 2020 Financing, see Note 11 of the Consolidated Financial Statements for a description of the Series A SPA terms).

For the year ended December 31, 2020, the Company recognized interest expense of approximately $300 thousand and amortization of debt issuance costs of $395 thousand related to the August 2019 Note, and interest expense of approximately $80 thousand and amortization of debt issuance costs of $305 thousand related to the September 2020 Note.

Paycheck Protection Program (“PPP”) Loan

On March 27, 2020, the CARES Act was signed into law in the United States providing economic assistance for American workers and families, small businesses, and preserves jobs for American industries.  On April 4, 2020, GI Dynamics submitted an application to a lending institution for a loan of approximately $200 thousand under the Paycheck Protection Program.  In accordance with the provisions of the PPP, the loan accrues interest at a rate of 1% and all or a portion of the loan may be forgiven if it is used to pay for qualifying costs such as payroll, rent and utilities. Amounts that are not forgiven will be repaid 2 years from the date of the loan. The loan was granted by the lending institution on May 8, 2020 and funds were received into the Company’s bank account on May 11, 2020. The Company believes expenditures of the loan proceeds are fully compliant with the terms for loan forgiveness and while legislation passed in late December 2020 caused a hold on forgiveness applications at most lending institutions, the Company anticipates applying for loan forgiveness after resumption of lender acceptance of forgiveness applications.

June 2020 Convertible Note and August 2020 Convertible Note

On June 18, 2020, the Company entered into a Note Purchase Agreement (“June 2020 NPA”) by and between the Company and Crystal Amber. Pursuant to the June 2020 NPA, the Company issued and sold to Crystal Amber, a Convertible Promissory Note in an aggregate original principal amount of $750 thousand (the “June 2020 Note”).

On August 4, 2020, the Company entered into Note Purchase Agreement (“August 2020 NPA”) by and between the Company and Crystal Amber that was identical to the June 2020 Note in all terms except the principal amount. Pursuant to the August 2020 NPA, the Company issued and sold to Crystal Amber, a Convertible Promissory Note in an aggregate original principal amount of $500 thousand (the “August 2020 Note”). The Company received $250 thousand on August 3, 2020 and the remaining $250 thousand on August 6, 2020.

The June and August 2020 Notes accrued interest at an annually compounded rate of 5% per annum, other than during the continuance of an event of default, when the June and August 2020 Notes would accrue interest at a rate of 8% per annum. The entire outstanding principal balance and all unpaid accrued interest thereon could become immediately due and payable at the sole discretion of Crystal Amber any time after December 18, 2020 and February 4, 2021, respectively. The entire outstanding principal balance and all unpaid accrued interest under the June and August 2020 Notes mandatorily converted at the Initial Close of the September 2020 Financing into shares of Series A Preferred Stock at a conversion price of $0.0709 per share, which was equal to 80% of the price per share of Series A Preferred Stock sold in the September 2020 Financing.

At issuance, the Company analyzed the June and August 2020 Notes and their settlement features under ASC 480-10 Distinguishing Liabilities from Equity. Having determined that the predominant settlement feature for both notes was the mandatory conversion into shares of Series A Preferred Stock at the close of the September 2020 Financing, the June and August 2020 Notes and settlement features were recorded at fair value as a liability. The Company initially recorded the fair value of the June and August 2020 Notes at the principal value and subsequently used the effective interest rate method to accrete the value of the conversion premium, recorded as a debt discount, and nominal interest over the period to expected conversion.

While the June 2020 and August 2020 Notes were still outstanding, if a Company change of control event had generated cash proceeds for the Company, Crystal Amber could, at its option, demand that the Company pay all accrued and unpaid interest plus 110% of the remaining outstanding unconverted principal balance. The Company could not prepay the June and August 2020 Notes without the consent of Crystal Amber. The Company considered the change in control premium to represent a cash settleable feature, thereby requiring derivative liability classification. On applying a probability-adjusted present value of the premiums, the fair value of the cash settleable feature was considered immaterial.

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

On September 4, 2020, as part of the September 2020 Financing, the June 2020 Note and August 2020 Note with an aggregate principal of $1.25 million and $10 thousand of accrued interest were converted into approximately 17.7 million shares of Series A Preferred Stock.

For the year ended December 31, 2020, the Company accrued interest expense of $10 thousand and $315 thousand for amortization of the debt discount related to the conversion premium.

September 2020 Note and the Debt Restructuring Transaction

On September 4, 2020, as part of the September 2020 Financing, the August 2019 Warrant was cancelled, the August 2019 Note was extinguished and a new convertible note (the “September 2020 Note”) was issued with a principal amount of approximately $4.9 million, which was the sum of the outstanding principal and accrued interest from the August 2019 Note as of September 4, 2020. The September 2020 Note accrues annually compounded interest at 5% per annum and matures on June 30, 2022. On the continuation of an event of default, the outstanding principal and any accrued and unpaid interest shall be immediately payable in cash. The September 2020 Note can be optionally converted at any time prior to maturity and at the sole discretion of Crystal Amber. On election to convert, the entirety of the outstanding principal and all accrued but unpaid interest (the “Outstanding Amount’) is convertible into the number of shares of common stock equal to the quotient obtained by dividing the Outstanding Amount by $0.17726 (the “Conversion Price”). The conversion price represents 200% of the initial purchase price per share in the September 2020 Financing with gross proceeds of not less than $10 million in the aggregate, pursuant to the terms and subject to the conditions of the September 2020 Preferred Stock Purchase Agreement.

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

The September 4, 2020 extinguishment of the August 2019 Note and issuance of the September 2020 Note resulted in a decrease in accrued interest and an increase to long term debt of approximately $0.3 million, a decrease in the related debt discount of approximately $0.7 million for a change in the carrying value of the debt of approximately $1.0 million. A loss on debt extinguishment of approximately $0.7 million was recorded on the consolidated statements of operations for the year ended December 31, 2020.

For the year ended December 31, 2020, the Company accrued interest expense of $10 thousand and recorded $316 thousand for amortization of the debt discount related to the September 2020 Note.

10. Commitments

Lease Commitment

From December 2018 to May 2019, the Company operated under a 6-month membership agreement with WeWork for office space located in Boston, Massachusetts.

On April 22, 2019, the Company entered into a right-of-use lease for 3,520 square feet of office space in Boston, Massachusetts. The lease period commenced May 1, 2019 and expires on May 31, 2022. The lease had a one-month rent-free period, has escalating rent payments and contains no extension or expansion rights. On lease execution, the Company recorded the approximately $463 thousand present value of the lease liability in short-term and long-term liabilities and recorded a related right-of-use asset. The right-of-use asset is amortizing to lease expense and the liability is be reduced by the rent payments over the term of the lease.

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

The Company’s operating lease is reflected in the balance sheets. Lease expense totaled $175 thousand and $102 thousand for the years ended December 31, 2020 and 2019, respectively. Other information related to leases was as follows:

	December 31,	December 31,
	2020	2019
	(in thousands)	(in thousands)
Operating cash flows from operating leases in lease liability measurement	$178	$148
Operating cash flows from short term leases	-	103
Remaining long-term lease term in years	1.4	2.4

The maturity of the Company’s operating lease liability as of December 31, 2020 is as follows:

December 31,
2020
(in thousands)
2021	182
2022	76
Total future minimum lease payments	258
Less: imputed interest	(19)
Total lease liabilities	$239

Rent expense on non-cancelable operating leases was approximately $175 and $102 thousand for the years ended December 31, 2020 and 2019, respectively.

11. Stockholders’ Deficit

On December 19, 2019, GI Dynamics stockholders approved an increase of its authorized shares of common stock from 50 million to 75 million.

On May 26, 2020, the Company filed a definitive proxy statement and Notice of Stockholder Meeting with the Securities and Exchange Commission in the United States (the “SEC”) and with ASX in Australia. The proposal to be voted by shareholders was to formally apply for removal from the Official List of the ASX (the “Delisting”). On June 20, 2020, stockholders approved the Delisting and notice was given to the market that a formal Delisting application had been submitted to ASX. The Company was not offering any share purchase facilities under the Delisting plan. After a 30-day trading period ending 4:00 p.m. July 22, 2020 Australian Eastern Standard Time, the Company was delisted. All CDIs were converted to shares of Common Stock before the CDN trust was dissolved. Registered holders converting CDIs such that a fractional common share was generated received cash payment for such fractional share. The Company’s SEC reporting requirements are still in effect, even though the Company’s securities are not listed on any exchange.

As described in Note 8, Crystal Amber provided the Company with a notice of optional conversion of the 2017 Note in July 2019 and converted the principal and accrued interest into Common Stock.

On September 3, 2020, GI Dynamics stockholders approved an increase of its authorized shares of common stock from 75 million to 280 million shares and approved the authorization of 118 million shares of Series A Convertible Preferred Stock (“Series A Preferred”), a newly created class of capital stock with the following rights and privileges.

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

Protective Provisions

In addition to the foregoing director nomination rights, at any time when at least 5 million shares of Series A Preferred are outstanding, holders of at least a majority of the outstanding shares of Series A Preferred, voting separately as a single class, must approve certain significant actions of the Company, including, among others: (a) the liquidation, dissolution or winding up of the affairs of the Company; (b) any Deemed Liquidation 122 Event (as defined in the Restated Certificate); (c) amendments to the Restated Certificate or the Company’s bylaws, which would adversely affected the rights and privileges of the Series A Preferred; (d) any issuance or authorization of an additional class or series of capital stock of the Company that does not rank junior to the Series A Preferred with respect certain rights and privileges; (e) any reclassification of an existing security of the Company that renders such security senior to the Series A Preferred with respect to certain rights and privileges; and (f) any increase or decrease in the authorized number of members of the Board.

Conversion Rights and Anti-Dilution Adjustments

The Holders of shares of Series A Preferred will have the right to convert such shares into shares of common stock on a 1-for-1 basis, at a conversion price equal to the per share issue price of the Series A Preferred, which initially under the Series A SPA, will be $0.08863 per share. Shares of Series A Preferred will be convertible both at the option of the holder and mandatorily upon either (a) the closing of a Qualified IPO or (b) the date and time, or the occurrence of an event, specified by vote or written consent of the holders of a majority of the then outstanding shares of Series A Preferred.

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

On September 3, 2020, after stockholders authorized the increase in shares of Common Stock, the Company issued the remaining 13,095,764 shares of Common Stock due to Crystal Amber in full satisfaction of the Right to Shares and Waiver Agreement (see Note 9 of the consolidated financial statements)).

On September 4, 2020, as part of the September 2020 Financing, Crystal Amber converted the amounts owed related the June and August 2020 Notes, which totaled an outstanding principal amount of $1.25 million and a total of approximately $10 thousand of unpaid accrued interest, into 17,774,853 shares of Series A Preferred Stock.

On September 4, 2020, the Company executed a series of financing-related agreements (“the September 2020 Financing”) which included the cancellation of the August 2019 Warrant, the restructuring of the August 2019 Note into the September 2020 Note (see below for a detailed description of the September 2020 Note and the accounting classification of the August 2019 Note restructuring into the September 2020 Note), the conversion of the June and August 2020 Convertible Notes into shares of Series A Preferred Stock (see below for a detailed description of the June and August 2020 Notes and Note 11 for a description of the Series A Preferred Stock), and the sale of $8.75 million of Series A Preferred Stock to Crystal Amber under the Series A Preferred Stock Purchase Agreement (the “Series A SPA”, see Note 11 of the Consolidated Financial Statements for a description of the Series A SPA terms). The Initial Close of the September 2020 Financing occurred on September 4, 2020, and included all components of the September 2020 Financing, including the Crystal Amber purchase of 42,310,730 shares of Series A Preferred Stock for gross proceeds of $3.75. Pursuant to the Series A SPA and subsequent amendments, the Second Close was originally to occur on October 31, 2020 but through a series of extensions, was extended until February 24, 2021. On February 24, 2021, an individual investor closed the purchase of 600,000 shares of Series A Preferred Stock for approximate proceeds of $53 thousand. Effective February 24, 2021, Crystal Amber executed a contract amendment restructuring the Second Close to include the sale of 16,924,292 shares of Series A Preferred Stock for proceeds of $1.5 million to close on March 4, 2021, the sale of 11,282,861 shares of Series A Preferred Stock for proceeds of $1.0 million to close no later than March 25, 2021, and the remaining 27,607,153 shares of Series A Preferred Stock for proceeds of $2.45 million to close no later than May 28, 2021.

12. Share-Based Compensation

The Company has three stock-based compensation plans. The Board of Directors adopted the 2003 Omnibus Stock Plan (the “2003 Plan”), which provided for the grant of qualified incentive stock options and nonqualified stock options or other awards to the Company’s employees, officers, directors, advisors, and outside consultants to purchase up to an aggregate of 922,086 shares of the Company’s common stock. At December 31, 2020, one fully vested grant remained outstanding conferring the right to purchase 5,000 shares for $8.20 per share with an expiry of April 2021.

In August 2011, the Board of Directors adopted the 2011 Employee, Director and Consultant Equity Incentive Plan (the “2011 Plan”) as the successor to the 2003 Plan. Under the 2011 Plan, the Company may grant incentive stock options, nonqualified stock options, restricted and unrestricted stock awards and other stock-based awards. As of August 20, 2020, the date of the adoption of the 2020 Plan detailed below, 863,307 shares of common stock were available for grant under the Company’s 2011 Plan. Existing, outstanding grants issued under the 2011 Plan will remain active unless they are exercised or cancelled due to forfeiture or expiry. The Board of Directors have disallowed the granting of any new awards using shares available under the 2011 Plan.

In August 2020, the Board of Directors adopted the 2020 Employee, Director and Consultant Equity Incentive Plan (the “2020 Plan”) as the successor to the 2011 and 2003 Plans. On September 3, 2020, shareholders approved the adoption of the 2020 Plan. Under the 2020 Plan, the Company may grant incentive stock options, nonqualified stock options, restricted and unrestricted stock awards and other stock-based awards up to a total of 41,710,968 shares. The 2003 Plan, 2011 Plan and 2020 Plan are collectively referred to herein as the “Plans”. As of December 31, 2020, 41,710,968 shares of common stock were available for grant under the Company’s 2020 Plan.

On January 28, 2021, the Board of Directors granted 15 option awards to employees, board members, and a consultant, representing the right to purchase a total of 24,484,059 shares of common stock for a strike price of $0.06, which is the fair value determined by the Board of Directors.

 Stock-Based Compensation

Stock-based compensation is reflected in the consolidated statements of operations as follows for the years ended December 31, 2020 and 2019 (in thousands):

	Years Ended December 31,
	2020	2019
Research and development	$63	$77
Sales and marketing	—	—
General and administrative	542	311
	$605	$388

The stock options granted under the Plans generally vest over a four-year period and expire ten years from the date of grant.

The weighted-average assumptions used to estimate the fair value of employee stock options using the Black-Scholes option-pricing model were as follows for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
Expected volatility	164.9%	271.0%
Expected term (in years)	5.84	6.05
Risk-free interest rate	0.9%	1.8%
Expected dividend yield	0%	0%

Stock Options

The following table summarizes share-based activity under the Plans:

	Shares of Common Stock Attributable to Options	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2019	3,096,154	$1.47	8.30	$—
Granted	90,000	$0.23
Cancelled	(2,723,050)	$1.33
Outstanding at December 31, 2020	463,104	$2.04	7.60	$—
Exercisable at December 31, 2020	254,965	$3.27	6.97	$—

The majority of the Company’s option grants vest 25% on the first anniversary of the grant date, and in a quarterly straight-line rate thereafter until fully vested on the fourth anniversary of the grant date. The weighted average grant date fair value for options granted in 2020 and 2019, was $0.18 and $1.04, respectively. The unrecognized stock compensation expense at December 31, 2020 was $123 thousand and was expected to be recognized over a weighted average period of 2.08 years from December 31, 2020.

Performance Stock Units

Each performance stock unit (“PSU”) represents a contingent right to receive one share of the Company’s common stock. There is no consideration payable on the vesting of PSUs issued under the Plans. Upon vesting, the PSUs are exercised automatically and settled in shares of the Company’s common stock. During the years ended December 31, 2020 and 2019, the Company awarded no PSUs to employees and directors of the Company. Due to the resignation of an employee, all PSUs were cancelled in November 2020.

The following table summarizes information related to PSU activity during the year ended December 31, 2020:

	Number of Units	Weighted- Average Contractual Life	Aggregate Intrinsic Value
		(in years)	(in thousands)
Outstanding at December 31, 2019	250,000	6.23	$149
Cancelled	250,000	5.23	$15
Outstanding at December 31, 2020	-	-	$-

The aggregate intrinsic value at December 31, 2019 noted in the table above represents the closing price of the Company’s common stock multiplied by the number of PSUs outstanding.

During the years ended December 31, 2020 and 2019, the Company recognized no stock-based compensation related to performance-based vesting of PSUs.

13. Retirement Plans

The Company has a 401(k) retirement and savings plan (“401(k) Plan”) covering all qualified U.S. employees. The 401(k) Plan is a defined contribution plan and allows each participant to contribute up to 100% of the participant’s base wages up to an amount not to exceed an annual statutory maximum. The Company has made discretionary contributions to the 401(k) Plan and recorded expenses of approximately $68 and $48 thousand for the years ended December 31, 2020 and 2019, respectively.

The Company maintains a defined contribution plan for certain international employees. The Company contributes 100% of the cost of the defined contribution. The Company recorded expenses of approximately $3 and $9 thousand for the years ended December 31, 2020 and 2019, respectively, under this plan.

14. Income Taxes

Income (loss) before provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2020	2019
Domestic	$(11,291)	$(17,376)
Foreign	179	88
Total	$(11,112)	$(17,288)

The provision for income taxes in the accompanying consolidated statements of operations consisted of the following (in thousands):

	Years Ended December 31,
	2020	2019
Current Provision:
Federal	$—	$—
State	1	1
Foreign	20	42
Total	21	43

Deferred Provision:
Federal	—	—
State	—	—
Foreign	3	2
Total	3	2
Total provision	$24	$45

A reconciliation of income taxes from operations computed using the U.S. federal statutory rate of 21% to that reflected in operations follows (in thousands):

	Years Ended December 31,
	2020	2019
Income tax benefit using U.S. federal statutory rate	$(2,334)	$(3,624)
State rate, net of federal benefit	(644)	(631)
Permanent differences	159	1,422
Tax credits generated	(131)	(147)
Change in valuation allowance	2,595	2,888
Foreign rate differential	(11)	3
Other items	122	96
Stock compensation	268	38

Total income tax expense	$24	$45

Components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$69,942	$66,859
Research and development credit carryforwards	4,150	4,083

Capitalized start-up expenses	1,778	2,133
Depreciation and other	431	635
Total deferred tax assets	76,302	73,710
Valuation allowance	(76,298)	(73,703)
Net deferred tax asset	$4	$7

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of the Company’s deferred tax assets and determined that it is more likely than not that the Company will not recognize the benefits of the deferred tax assets related to the U.S. As a result, a valuation allowance of approximately $76.3 million and $73.7 million was established at December 31, 2020 and 2019, respectively. The valuation allowance increased by approximately $2.6 million during the year ended December 31, 2020, primarily due to the current year change in temporary tax items. As of December 31, 2020, there was a net deferred tax asset in Australia related to future tax benefits which will offset future taxable income.

At December 31, 2020, the Company had U.S. federal and state net operating loss carryforwards of approximately $260 million and $242.5 million, respectively. These operating loss carryforwards will expire at various times beginning in 2024 through 2037 for federal purposes except for $37 million that were generated between 2018 and 2020 that can be carried forward indefinitely. For state purposes the net operating losses begin to expire in 2030 and will continue to expire through 2040.

In addition, at December 31, 2020, the Company also has U.S. federal and state research and development tax credit carryforwards (excluding ASC 740, Income Taxes (“ASC 740”), reserve) of approximately $4 million and $2.0 million, respectively, to offset future income taxes. These tax credit carryforwards will expire at various times beginning in 2023 through 2040 for federal purposes and will expire at various times beginning in 2019 through 2035 for state purposes.

Utilization of net operating loss carryforwards and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future in accordance with Section 382 of the Internal Revenue Code of 1986 (“IRC Section 382”) and with Section 383 of the Internal Revenue Code of 1986, as well as similar state provisions. These ownership changes may limit the amount of net operating loss carryforwards and research and development credit carryforwards that can be utilized annually to offset future taxable income and taxes, respectively. In general, an ownership change, as defined by IRC Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. The Company has completed several financings since its inception, which may have resulted in a change in control as defined by IRC Section 382 or could result in a change in control in the future. As of December 31, 2020, the Company has not, as yet, conducted an IRC Section 382 study, which could impact its ability to utilize net operating loss and tax credit carryforwards annually in the future to offset the Company’s taxable income, if any.

The Company applies ASC 740-10, which provides guidance on the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. At December 31, 2020 and 2019, the Company had unrecognized tax liabilities of approximately $1.5 million and $1.5 million, respectively.

The following is a roll forward of the Company’s unrecognized tax benefits (in thousands):

	December 31,
	2020	2019
Unrecognized tax benefit – as of the beginning of the year	$1,480	$1,462
Gross decreases – provision to return tax positions of the prior periods	(13)	(21)
Gross increases – current period tax positions	35	39
Unrecognized tax benefits – as of the end of the year	$1,502	$1,480

The Company will recognize interest and penalties related to uncertain tax positions, should they be assessed, in income tax expense. As of December 31, 2020, and 2019, the Company had no accrued interest or penalties related to uncertain tax positions, and no amounts have been recognized in the Company’s consolidated statements of operations.

The statute of limitations for assessment by the Internal Revenue Service (“IRS”) and state tax authorities is open for tax years ended December 31, 2017 through December 31, 2020, although carryforward attributes that were generated prior to tax year 2017 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period. The statute of limitations for assessment by foreign tax authorities is open for tax years ended December 31, 2016 through December 31, 2020. There are currently no federal or state audits in progress.

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

15. Subsequent Events

As discussed in Note 11 to the Consolidated Financial Statements, pursuant to the Series A SPA and subsequent amendments, the Second Close of the Series A Preferred Stock offering was originally to occur on October 31, 2020 but through a series of extensions, was extended until February 24, 2021. On February 24, 2021, an individual investor closed the purchase of 600,000 shares of Series A Preferred Stock for approximate proceeds of $53 thousand. Effective February 24, 2021, Crystal Amber executed a contract amendment restructuring the Second Close to include the sale of 16,924,292 shares of Series A Preferred Stock for proceeds of $1.5 million to close on March 4, 2021, the sale of 11,282,861 shares of Series A Preferred Stock for proceeds of $1.0 million to close no later than March 25, 2021, and the remaining 27,607,153 shares of Series A Preferred Stock for proceeds of $2.45 million to close no later than May 28, 2021.

As discussed in Notes 2 and 12 to the Consolidated Financial Statements, On January 28, 2021, the Board of Directors granted 15 option awards to employees, board members, and a consultant, representing the right to purchase a total of 24,484,059 shares of common stock for a strike price of $0.06 per share, which is the fair value determined by the Board of Directors.