Form 10-Q
period 2021-03-31
GI DYNAMICS, INC.
filed 2021-05-07
CIK 1245791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The total number of shares of the registrant’s common stock outstanding on April 20, 2021, was 88,095,659.

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

GI DYNAMICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2021

i

References

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “GI Dynamics” and “the Company” refer to GI Dynamics, Inc. and its direct consolidated subsidiaries.

Dates

Unless indicated otherwise in this Quarterly Report on Form 10-Q, all dates are stated as the date representing business hours in the United States Eastern Daylight Time zone or Eastern Standard Time zones.

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

ii

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

GI Dynamics, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash	$931	$1,159
Restricted cash	30	30
Prepaid expenses and other current assets	2,628	3,029
Total current assets	3,589	4,218
Property and equipment, net	9	14
Operating lease right-of-use assets, net	206	244
Total assets	$3,804	$4,476
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$249	$430
Accrued expenses	666	583
Short term debt	222	263
Operating lease liability	172	172
Total current liabilities	1,309	1,448
Long term debt to related party, net of debt discount	3,726	3,496
Operating lease liability, non-current	27	67
Total liabilities	5,062	5,011
Commitments (Note 9)
Stockholders’ deficit:
Preferred stock, $0.01 par value – 118,000,000 shares authorized at March 31, 2021 and December 31, 2020; 77,609,875 and 60,085,583 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	776	601
Common stock, $0.01 par value – 280,000,000 shares authorized at March 31, 2021 and December 31, 2020; 88,095,659 shares issued and outstanding at March 31, 2021 and December 31, 2020	881	881
Additional paid-in capital	295,082	293,611
Accumulated deficit	(297,997)	(295,628)
Total stockholders’ deficit	(1,258)	(535)
Total liabilities and stockholders’ deficit	$3,804	$4,476

The accompanying notes are an integral part of these unaudited consolidated financial statements

GI Dynamics, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$920	$1,173
General and administrative	1,152	1,543
Total operating expenses	2,072	2,716
Loss from operations	(2,072)	(2,716)

Other income (expense):
Interest expense	(292)	(284)
Foreign exchange loss	(5)	(10)
Gain on reversal of accrued product return liability	—	164
Other income	-	10
Other expense, net	(297)	(120)
Loss before income taxes	(2,369)	(2,836)
Provision for income taxes	-	5
Net loss	$(2,369)	$(2,841)

Basic and diluted net loss per common share	$(0.03)	$(0.08)
Weighted-average number of common shares used in basic and diluted net loss per common share	88,095,659	36,598,291

The accompanying notes are an integral part of these unaudited consolidated financial statements

GI Dynamics, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

(In thousands, except share amounts)

(unaudited)

	Preferred Stock		Common Stock		Additional		Total
THREE MONTHS ENDED MARCH 31, 2021	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at December 31, 2020	60,085,583	$601	88,095,659	$881	$293,611	$(295,628)	$(535)
Sales of Series A Preferred Shares	17,524,292	175	—	—	1,378	—	1,553
Stock-based compensation expense	—	—	—	—	93	—	93
Net loss	—	—	—	—	-	(2,369)	(2,369)
Balance at March 31, 2021	77,609,875	$776	88,095,659	$881	295,082	$(297,997)	$(1,258)

	Preferred Stock		Common Stock		Additional		Total
THREE MONTHS ENDED MARCH 31, 2020	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at December 31, 2019	—	$—	36,598,291	$366	$280,928	$(284,492)	$(3,198)
Stock-based compensation expense	—	—	—	—	212	—	212
Relative fair value of warrants and beneficial conversion feature in connection with August 2019 Note	—	—	—	—	2,765	—	2,765
Net loss	—	—	—	—	—	(2,841)	(2,841)
Balance at March 31, 2020	—	$—	36,598,291	$366	$283,905	$(287,333)	$(3,062)

The accompanying notes are an integral part of these unaudited consolidated financial statements

GI Dynamics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net loss	$(2,369)	$(2,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43	42
Reclassification of warrant from derivative liabilities to other income	—	(10)
Non-cash interest expense	230	282
Stock-based compensation expense	93	212
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	401	(147)
Accounts payable	(181)	(115)
Accrued expenses	83	(631)
Operating lease liability	(40)	(34)
Net cash used in operating activities	(1,740)	(3,242)
Financing activities:
Proceeds from sale of preferred stock	1,553	—
Proceeds from short-term and long-term debt, related party	-	4,597
Payments on short term debt	(41)	-
Net cash provided by financing activities	1,512	4,597
Net increase (decrease) in cash	(228)	1,355
Cash and restricted cash at beginning of period	1,189	2,529
Cash and restricted cash at end of period	$961	$3,884
Supplemental disclosures of cash flow information and non-cash activities
Income taxes paid	$-	$5
Interest paid	1	-
Fair value of warrants issued with notes to related party	-	2,330
Beneficial conversion feature in connection with August 2019 Note to related party	-	435

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

COVID-19 Pandemic and Impacts to Business Operations

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China and in March 2020, the World Health Organization declared the Coronavirus (“SARS-CoV-2”) outbreak a “pandemic.” The Company’s operations experienced significant restrictions and delays in 2020, including the following operational impacts:

●	The pause of enrollment of the Step-1 trial due to categorization of the EndoBarrier implantation procedure as an elective procedure, with such procedures disallowed during Covid-19 restriction periods. As of March 31, 2021, all sites were able to enroll, pending backlog clearance.

●	Regulatory submission timelines were significantly delayed due to Covid-19 impacts on submission preparation, review schedules and backlogs, and agency reply periods.

●	The economic impact of the pandemic and resulting restrictions may have affected investor perception of available funds for investment, sector focus, and risk tolerance.

●	Business effectiveness may have been limited by inability to conduct in-person and on-site meetings.

As of April 2021 significant uncertainty remains as SARS-CoV-2 variants have emerged, there has been an uneven global vaccine roll-out, and there is risk that future containment strategies will be limited by societal fatigue.

Going Concern Evaluation

As of March 31, 2021, the Company’s primary source of liquidity is its cash and restricted cash balances. GI Dynamics is currently focused on obtaining an EndoBarrier CE mark and enrolling the Company’s clinical trials, which will support future regulatory submissions and potential commercialization activities. Until the Company is successful in gaining regulatory approvals, it is unable to sell the Company’s product in any market. Without revenues, GI Dynamics is reliant on funding obtained from investment in the Company to maintain business operations until the Company can generate positive cash flows from operations. The Company cannot predict the extent of future operating losses and accumulated deficit, and it may never generate sufficient revenues to achieve or sustain profitability.

The Company has incurred operating losses since inception and at March 31, 2021 had an accumulated deficit of approximately $298 million. The Company expects to incur significant operating losses for the next several years. At March 31, 2021, the Company had approximately $961 thousand in cash and restricted cash.

The Company will need to arrange additional financing before September 1, 2021 in order to continue to pursue its current business objectives as planned and to continue to fund its operations. The Company is looking to raise additional funds through any combination of additional equity and debt financings or from other sources, however, the Company has no guaranteed source of capital that will sustain operations past September 1, 2021. There can be no assurance that any such potential financing opportunities will be available on acceptable terms, if at all. If the Company is unable to raise sufficient capital on the Company’s required timelines and on acceptable terms to existing stockholders and the Board of Directors, it could be forced to cease operations, including activities essential to support regulatory applications to commercialize EndoBarrier. If access to capital is not achieved in the near term, it will materially harm the Company’s business, financial condition and results of operations to the extent that the Company may be required to cease operations altogether, file for bankruptcy, or undertake any combination of the foregoing. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these interim Consolidated Financial Statements are issued.

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

As a result of the factors described above, the Company’s interim Consolidated Financial Statements include a going-concern disclosure. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for further information regarding the Company’s funding requirements.

The accompanying interim Consolidated Financial Statements have been prepared assuming GI Dynamics will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The interim Consolidated Financial Statements for the quarter ended March 31, 2021 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern within one year after the date that these interim Consolidated Financial Statements are issued.

2. Significant Accounting Policies and Basis of Presentation

The interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations.  These interim consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 12, 2021. The Company’s balance sheet at December 31, 2020 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements.

In our opinion, the consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of March 31, 2021 and the results of our operations and cash flows for the three months ended March 31, 2021 and 2020. Such adjustments are of a normal recurring nature. In addition, certain reclassifications of prior period balances have been made to conform to the current period presentation.

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

3. Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of shares of Common Stock outstanding during the period. Potential common stock equivalents are determined using the treasury stock method. For diluted net loss per share purposes, stock options and other stock-based awards are excluded, including shares issued as a result of option exercises but which are subject to repurchase by the Company, whose effect would be anti-dilutive from the calculation. For diluted net loss per share purposes, derivatives to purchase shares of common stock or CHESS depository Interests (CDIs, the Company’s security that was traded on the Australian Securities Exchange) are treated identically because shares of common stock and CDIs are interchangeable at the sole election of the stockholder. For diluted net loss per share purposes, options and warrants conferring the right to purchase shares of common stock or CDIs are excluded from diluted net loss per share calculations as inclusion would have an anti-dilutive effect. For diluted net loss per share purposes, shares of preferred stock that are convertible into shares of common stock are excluded from diluted net loss per share calculations as inclusion would have an anti-dilutive effect. During the three months ended March 31, 2021 and 2020, common stock equivalents were excluded from the calculation of diluted net loss per common share, as their effect was anti-dilutive due to the net loss incurred. Therefore, basic and diluted net loss per share were equivalent in each period presented.

The following potentially dilutive securities have been excluded from the computation of diluted weighted- average shares outstanding as of March 31, 2021 and 2020, as they would be anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Shares of preferred stock convertible into shares of common stock	77,609,875	-
Warrants to purchase common stock	28,532	4,625,425
Options to purchase common stock and other stock-based awards	25,386,995	3,376,154
Total	103,025,402	8,001,579

4. Warrants to Purchase Common Stock or CDIs

The following series of warrants were outstanding and exercisable at March 31, 2021 and 2020 (warrants to purchase CDIs presented as shares at a 50 CDI per share ratio):

		Number of underlying	Exercise price	March 31,
Warrant Series	Issue Date	shares	per share	2021	2020
Consultant warrant	May 4, 2016	28,532	$0.64	28,532	28,532
August 2019 Warrant (1)	January 13, 2020	4,596,893	$1.00	-	4,596,893
Total Outstanding and Exercisable				28,532	4,625,425
Weighted Average Exercise Price				$0.64	$1.00

(1)	Financing arranged August 2019, but funding did not occur until January 13, 2020

On May 4, 2016, the Company entered into a consulting agreement pursuant to which a consulting firm provides strategic advisory, finance, accounting, human resources and administrative functions, including chief financial officer services, to the Company. In connection with the consulting agreement, the Company granted the consulting firm a warrant (“Consultant Warrant”) to purchase up to 28,532 shares of the Company’s common stock at an exercise price per share equal to $0.64. The Consultant Warrant was fully vested and expired on May 4, 2021.

On August 21, 2019, GI Dynamics and Crystal Amber entered into a securities purchase agreement (“SPA”) for a total funding of up to approximately $10 million (the “August 2019 SPA”) comprised of the scheduled exercise of the 2018 Warrant, the March 2019 Warrant, and the May 2019 Warrant as detailed above and the sale of an Unsecured Convertible Note for up to approximately $4.6 million (the “August 2019 Note”), which included an agreement to issue a warrant (the “August 2019 Warrant”) to purchase up to 229,844,650 CDIs (representing 4,596,893 shares of common stock) for an exercise price of $0.02 per CDI. On December 16, 2019, stockholder approval for the warrant to be issued was obtained and it was issued on January 13, 2020 together with the funding of the August 2019 Note. The August 2019 Warrant was issued on January 13, 2020 and estimated fair value was determined to allocate relative fair values of the August 2019 Note and the August 2019 Warrant. The assumptions used to estimate the fair value of $2.3 million included an expected volatility of approximately 141%, an expected term of 5 years, a risk-free interest rate of 1.65%, and no dividend yield.

On September 4, 2020, the Company and Crystal Amber executed financing documents (the “September 2020 Financing”) that included the sale of up to $10 million of shares of Series A Preferred Stock, the cancellation of the August 2019 Warrants, and the restructuring of the August 2019 Note (described more fully in Note 8 of these interim consolidated financial statements).

5. Fair Value Measurements

Information about the Company’s assets and liabilities that are measured at fair value initially or on a recurring basis as of March 31, 2021 and December 31, 2020 is provided below and includes the fair value hierarchy of the valuation techniques the Company used to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, requiring the Company to develop its own assumptions for the asset or liability.

On March 31, 2020, the derivative liability classification of the Consultant Warrant was re-evaluated, and the Company re-classified it as an equity instrument. On March 31, 2020, this reclassification resulted in an immaterial credit to Other Income.

Cash, restricted cash, prepaid expenses and other current assets, accounts payable, accrued expenses, short-term debt and other current liabilities at March 31, 2021 and December 31, 2020 are carried at amounts that approximate fair value due to their short-term maturities and the highly liquid nature of these instruments.

At March 31, 2021, there are no assets or liabilities that require remeasurement of fair value on a recurring basis.

6. Prepaid Expenses

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Prepaid insurance	$1,337	$1,426
Prepaid clinical trial expenses	467	489
Escrowed severance reserves	335	544
Prepaid corporate identity project	165	165
Other	324	405
Total	$2,628	$3,029

Effective as of December 31, 2020, the Company and Charles Carter, the Company’s Chief Financial Officer, Treasurer and Secretary, mutually agreed to terminate Mr. Carter’s employment with the Company and the Company engaged Mr. Carter for his continued services as a consultant in the capacity of Chief Financial Officer, Treasurer and Secretary. In connection with the transition of Mr. Carter’s engagement with the Company, from an employee to a consultant, the Company paid Mr. Carter a retention bonus of $209 thousand in exchange for a guaranteed minimum amount of service provision in the months of January, February, and March, 2021. Termination by the Company for cause, termination by Mr. Carter or default related to failure to meet the minimum provision of services would result in pro-rata repayment of the retention bonus. At March 31, 2021, the bonus was fully earned and no longer subject to repayment.

7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Payroll and related liabilities	$154	$203
Professional fees	152	177
Accrued interest	140	80
Other	220	123
Total	$666	$583

Accrued interest at March 31, 2021 is comprised of interest on the September 2020 Convertible Note and an immaterial amount for the Company’s Paycheck Protection Program loan.

8. Notes Payable

2017 Convertible Note Financing

On June 15, 2017, the Company entered into a Note Purchase Agreement (“2017 NPA”) by and between the Company and Crystal Amber, a Related Party. Pursuant to the 2017 NPA, the Company issued and sold to Crystal Amber, a Senior Secured Convertible Promissory Note in an aggregate original principal amount of $5.0 million (the “2017 Note”).The 2017 Note accrued interest at an annually compounded rate of 5% per annum. The 2017 Note was secured by a first priority security interest in substantially all tangible and intangible assets of the Company, including intellectual property.

The entire outstanding principal balance and all unpaid accrued interest thereon was due, as most recently amended, on July 31, 2020. The entire outstanding principal balance under the 2017 Note and all unpaid accrued interest thereon was convertible into CDIs (i) prior to the maturity date, at the option of Crystal Amber at a conversion price calculated based on the five-day volume weighted average price (“VWAP”) of the Company’s CDIs traded on the ASX (“Optional Conversion Price”), or (ii) automatically upon the occurrence of an equity financing in which the Company raises at least $10 million (a “Qualified Financing”) at the price per CDI of the CDIs issued and sold in such financing. On July 13, 2020, Crystal Amber provided the Company with a notice of optional conversion of the 2017 Note. On the conversion date, the principal of $5 million and the accrued and unpaid interest of $390 thousand totaling $5,390,240 was converted into 2,574,873,400 CDIs, which was equivalent to 51,497,468 shares of Common Stock. The conversion price equaled the 5-day VWAP per CDI for the 5 trading days immediately preceding the date of notice, which equaled $0.002093 per CDI or $0.10467 per share of Common Stock.

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

 For the three months ended March 31, 2020, the Company recognized interest expense of $65 thousand related to the 2017 Note.

August 2019 Securities Purchase Agreement and Restructuring into the September 2020 Note.

On August 21, 2019, the Company entered into the August 2019 SPA by and between the Company and Crystal Amber. The August 2019 SPA detailed a timeline wherein Crystal Amber would exercise the 2018 Warrant, the March 2019 Warrant, and the May 2019 Warrant. Additionally, pursuant to the August 2019 SPA, the Company issued and sold to Crystal Amber the August 2019 Note in an aggregate principal amount of up to approximately $4.6 million to be funded on December 6, 2019, or such earlier or later date as may be requested by the Company (the “Funding Date”). In conjunction with the August 2019 Note, the Company agreed to issue to Crystal Amber the August 2019 Warrant (see Note 4 of the consolidated financial statements) conferring the right to purchase 229,844,650 CDIs (representing 4,596,893 shares of common stock), with warrant issuance subject to the funding of the August 2019 Note and the receipt of required stockholder approval to issue the August 2019 Warrant.

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

On January 13, 2020, the full amount of approximately $4.6 million was received as proceeds from the August 2019 Note. On receipt of funds, the August 2019 Note was immediately convertible. On January 13, 2020, the Company issued to Crystal Amber an immediately exercisable August 2019 Warrant to purchase 229,844,650 CDIs (representing 4,596,893 shares of common stock) for an exercise price of $0.02 per CDI (see Note 4 of these interim consolidated financial statements).

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

On September 4, 2020, the Company executed a series of financing-related agreements (“the September 2020 Financing”) which included the cancellation of the August 2019 Warrant, the restructuring of the August 2019 Note into the September 2020 Note, the conversion of the June and August 2020 Convertible Notes into shares of Series A Preferred, and the sale of $8.75 million of Series A Preferred Stock to Crystal Amber under the Series A Preferred Stock Purchase Agreement (the “Series A SPA”). The Initial Close of the September 2020 Financing occurred on September 4, 2020, and included all components of the September 2020 Financing, except that $5 million of the total Series A Preferred Stock sale was originally deferred to October 31, 2020 (the “Second Close” of the September 2020 Financing.

For the three months ended March 31, 2021, the Company recorded accrued interest expense of $60 thousand and recognized interest expense of $230 thousand from the amortization of the debt discount related to the September 2020 Note.

For the three months ended March 31, 2020, the Company recorded accrued interest expense of $98 thousand and recognized interest expense of $100 thousand from the amortization of the debt discount related to the August 2019 Note.

Paycheck Protection Program (“PPP”) Loan

On March 27, 2020, the CARES Act was signed into law in the United States providing economic assistance for American workers and families, small businesses, and preserves jobs for American industries.  On April 4, 2020, GI Dynamics submitted an application to a lending institution for a loan of approximately $200 thousand under the Paycheck Protection Program (“PPP”).  In accordance with the provisions of the PPP, the loan accrues interest at a rate of 1% and all or a portion of the loan may be forgiven if it is used to pay for qualifying costs such as payroll, rent and utilities. Amounts that are not forgiven will be repaid 2 years from the date of the loan. The loan was granted by the lending institution on May 8, 2020 and funds were received into the Company’s bank account on May 11, 2020. The Company believes expenditures of the loan proceeds are fully compliant with the terms for loan forgiveness. The Company anticipates the lending institution to accept the Company’s loan forgiveness application in the second quarter of 2021.

9. Commitments

Lease Commitments

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

The Company’s operating lease is reflected in the balance sheets. Lease expense totaled $44 thousand for each of the quarters ended March 31, 2021 and 2020. Other information related to leases was as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Operating cash flows from operating leases in lease liability measurement	$49	$53
Operating cash flows from short term leases	-	44
Remaining long-term lease term in years	1.2	2.2

The maturity of the Company’s operating lease liability as of March 31, 2021 is as follows for the years ended December 31:

Amount
(in thousands)
Remainder of 2021	$137
2022	76
Total future minimum lease payments	213
Less: imputed interest	(14)
Total lease liabilities	$199

10. Stockholders’ Deficit

On December 19, 2019, GI Dynamics stockholders approved an increase of its authorized shares of common stock from 50 million to 75 million.

On September 3, 2020, GI Dynamics stockholders approved an increase of its authorized shares of common stock from 75 million to 280 million shares and approved the authorization of 118 million shares of Series A Convertible Preferred Stock.

At December 31, 2020, GI Dynamics had issued a total of 60,085,583 shares of Series A Preferred Stock and 88,095,659 shares of common stock were issued and outstanding.

Pursuant to the Series A Preferred Stock Share Purchase Agreement and multiple related amendments, the Second Close of the September 2020 Financing was restructured such that $53 thousand was received in the February 24, 2021 sale of 600 thousand shares of Series A Preferred Stock to an existing investor; $1.5 million was received in the March 4, 2021 for the sale of 16,924,292 shares of Series A Preferred Stock to Crystal Amber; $1.0 million was received on April 14, 2021 for the sale of 11,282,861 shares of Series A Preferred Stock to Crystal Amber. The remaining approximately $2.4 million committed under the September 2020 Securities Purchase Agreement will be closed on or before May 28, 2021. Independent investors may subscribe for up to the 27,607,153 remaining shares being offered and Crystal Amber will purchase any shares not subscribed by independent investors prior to May 28, 2021.

11. Share-Based Compensation

The Company has three stock-based compensation plans. The Board of Directors adopted the 2003 Omnibus Stock Plan (the “2003 Plan”), which provided for the grant of qualified incentive stock options and nonqualified stock options or other awards to the Company’s employees, officers, directors, advisors, and outside consultants to purchase up to an aggregate of 922,086 shares of the Company’s common stock. At March 31, 2021, one fully vested grant conferring the right to purchase 5,000 shares for $8.20 per share remained outstanding and expired April 5, 2021.

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

In August 2020, the Board of Directors adopted the 2020 Employee, Director and Consultant Equity Incentive Plan (the “2020 Plan”) as the successor to the 2011 and 2003 Plans. On September 3, 2020, shareholders approved the adoption of the 2020 Plan. Under the 2020 Plan, the Company may grant incentive stock options, nonqualified stock options, restricted and unrestricted stock awards and other stock-based awards up to a total of 41,710,968 shares. The 2003 Plan, 2011 Plan and 2020 Plan are collectively referred to herein as the “Plans”. As of March 31, 2020, 16,737,707 shares of common stock were available for grant under the Company’s 2020 Plan.

On January 28, 2021, the Board of Directors granted 15 option awards to employees, board members, and a consultant, representing the right to purchase a total of 24,973,261 shares of common stock for a strike price of $0.06, which is the fair value determined by the Board of Directors.

Stock-Based Compensation

Stock-based compensation is reflected in the consolidated statements of operations as follows for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$45	$13
General and administrative	48	199
	$93	$212

The stock options granted under the Plans generally vest over a four-year period and expire ten years from the date of grant.

The weighted-average assumptions used to estimate the fair value of employee stock options using the Black-Scholes option-pricing model were as follows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Expected volatility	111.4%	164.9%
Expected term (in years)	6.25	5.84
Risk-free interest rate	0.7%	0.9%
Expected dividend yield	0%	0%

Stock Options

The following table summarizes share-based activity under the Plans:

	Shares of Common Stock Attributable to Options	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2020	463,104	$2.04	7.6	$—
Granted	24,973,261	$0.06
Cancelled	49,370	$1.33
Outstanding at March 31, 2021	25,386,995	$0.09	9.8	$—
Exercisable at March 31, 2021	245,965	$3.76	6.6	$—

The majority of the Company’s option grants vest 25% on the first anniversary of the grant date, and in a quarterly straight-line rate thereafter until fully vested on the fourth anniversary of the grant date. The weighted average grant date fair value for options granted in the three months ended March 31, 2021 and 2020, was $0.05 and $0.18, respectively. The unrecognized stock compensation Fexpense at March 31, 2021 was approximately $1.4 million and was expected to be recognized over a weighted average period of 1.86 years from March 31, 2021.

12. Subsequent Events

As noted in Note 10 - Stockholders’ Deficit, $1.0 million was received on April 14, 2021 for the sale of 11,282,861 shares of Series A Preferred Stock to Crystal Amber.

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

To date, GI Dynamics has devoted substantially all of its efforts to research and development, business planning, clinical research, clinical study management, reimbursement development, product commercialization, acquiring operating assets and raising capital. GI Dynamics has incurred significant operating losses since its inception in 2003. As of March 31, 2021, the Company had an accumulated deficit of approximately $298 million. The Company expects to incur net losses for the next several years while it continues to evaluate which markets are appropriate to continue pursuing reimbursement, market awareness and general market development efforts, and continues to restructure its business and costs, establish new priorities, continue limited research, and evaluate strategic options.

GI Dynamics has raised net proceeds of approximately $285.5 million through sales of the Company’s equity and placement of debt, of which $1.5 million related to the Second Close of the September 2020 financing was received in the three months ended March 31, 2021.

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

On August 21, 2019, the maturity date of the 2017 Note was extended to March 31, 2020.

On March 31, 2020, the maturity date of the 2017 Note was extended to May 1, 2020.

On December 2, 2019, GI Dynamics provided notice to Crystal Amber that the Company elected to place the August 2019 Note at the full amount, on or before December 6, 2019 and the Company and Crystal Amber agreed to confer the right to tranche the funding of the August 2019 Note in amounts and per timing chosen solely by Crystal Amber, provided the August 2019 Note total was funded on or before January 15, 2020.

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

The Company’s costs include employee salaries and benefits, compensation paid to consultants, materials and supplies for research, costs associated with development activities including materials, sub-contractors, travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage, publicly-traded medical technology company. As of March 31, 2021, GI Dynamics has 15 full-time employees. The number of employees required to support the Company’s activities as it moves the EndoBarrier through the GI Dynamics STEP-1 clinical trial, as well as in the areas of research and development, sales and marketing, and general and administrative functions, may increase. GI Dynamics expects to continue to incur consulting expenses related to technology development that will increase as it enters into the recruitment phase of the STEP-1 and India clinical trials, and the Company expects to continue to incur expenses to protect its intellectual property.

On March 11, 2020, the World Health Organization declared the outbreak of a coronavirus (COVID-19) a pandemic. As a result, economic uncertainties have arisen which, as of March 31, 2021, have negatively impacted GI Dynamics short term-operations, for example in delays in timing of regulatory audits and other key operational activities due to widespread sequestration and in facing enrollment pauses in our clinical trials due to the clinic-level restriction of elective procedures, for which EndoBarrier implantation qualifies. When operational activities are delayed, expenditures on certain items may decrease, such as travel. There is no certainty which reduced expenditures will result in higher than usual expenditures as activities resume and which will return to the expected rate. If the restrictions are limited in duration, the Company anticipates an ability to overcome delays and return to original timing estimates, but there can be no guarantee the duration and operational impact will be limited to the degree required. Additionally, market-level impacts may affect the timing or the negotiation of terms in the Company’s financing efforts. These and other financial impacts that could occur may appear as positive or negative impacts to the Company’s future financial statements.

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

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations is based upon the Company’s consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States. GI Dynamics believes that its application of the following accounting policies, each of which require significant judgments and estimates on the part of management, are the most critical to aid in fully understanding and evaluating the Company’s reported financial results. The Company’s significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies and Basis of Presentation”, to the Company’s consolidated financial statements appearing elsewhere in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to these policies since December 31, 2020.

Results of Operations

The following is a description of significant components of Company operations, including significant trends and uncertainties that are believed to be important to an understanding of the Company’s business and results of operations:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Operating expenses:
Research and development	$920	$1,173
General and administrative	1,152	1,543
Total operating expenses	2,072	2,716
Loss from operations	(2,072)	(2,716)
Other income (expense):
Interest expense	(292)	(284)
Foreign exchange loss	(5)	(10)
Gain on reversal of accrued product return liability	—	164
Other income	—	10
Other expense, net	(297)	(120)
Loss before income tax expense	(2,369)	(2,836)
Provision for income taxes	—	5
Net loss	$(2,369)	$(2,841)

Basic and diluted net loss per common share	(0.03)	$(0.08)
Weighted-average number of common shares used in basic and diluted net loss per common share	88,095,659	36,598,291

Three months ended March 31, 2021 compared to three months ended March 31, 2020

Revenue. The Company did not record any revenues or associated cost of revenue during the three months ended March 31, 2021 and 2020, respectively.

Operating expenses

	Three Months Ended March 31,		Change
	2021	2020	$	%
Operating expenses:	(in thousands)
Research and development	$920	$1,173	$(253)	(21.5)%
General and administrative	1,152	1,543	(391)	(25.3)%
Total operating expenses	$2,072	$2,716	$(644)	(23.7)%

Research and Development Expense. The decrease in research and development expense for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to the COVID-19 related enrollment pause of the STEP-1 clinical trial in 2021 while patients were enrolled in the same period in 2020.

General and Administrative Expense. The decrease in general and administrative expense for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to decreased expenses related to the Company’s status as a delisted company and a reduction in salaries and headcount.

The Company continues to look for ways to realize a more efficient cost structure in order to extend the Company’s cash runway. Cost reductions may not be achievable in all instances as the Company executes clinical development in support of commercial regulatory approvals. Additionally, on March 11, 2020, the World Health Organization declared the outbreak of a COVID-19 pandemic. As a result, economic uncertainties have arisen which, as of March 31, 2021, have negatively impacted GI Dynamics operations, for example in delays in timing of regulatory audits and other key operational activities due to widespread sequestration and in facing enrollment pauses in our clinical trials due to the clinic-level restriction of elective procedures, for which EndoBarrier implantation qualifies. When operational activities are delayed, expenditures on certain items may decrease, such as travel. There is no certainty which reduced expenditures will result in higher than usual expenditures as activities resume and which will return to the expected rate. There can be no guarantee that the duration and operational impact of COVID-19 will be limited to the degree required to allow original timelines to be met. Additionally, market-level impacts may affect the timing or the negotiation of terms in the Company’s financing efforts. These and other financial impacts that could occur may appear as positive or negative impacts to the Company’s future financial statements.

Other income (expense)

	Three Months Ended March 31,		Change
	2021	2020	$	%
Other income (expense):	(in thousands)
Interest expense	$(292)	$(284)	$8	(3)%
Foreign exchange loss	(5)	(10)	5	(5)%
Gain on reversal of accrued product return liability	-	164	(164)	(100)%
Other income	-	10	(10)	(100)%
Other income (expense), net	$(297)	$(120)	$177	(148)%

Other income (expense), net. The change to other expense, net, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 is primarily due to the gain on reversal of product return liability in 2020 and no such transaction in 2021.

Liquidity and Capital Resources

As of March 31, 2021, the Company’s primary source of liquidity is its cash and restricted cash balances. GI Dynamics is currently focused primarily on obtaining CE mark approval to allow commercialization in select markets and on conducting its clinical trials which will support future regulatory submissions and potential commercialization activities. Until the Company is successful in gaining regulatory approvals, including CE mark, it is unable to sell the Company’s product in any market at this time. Without revenues, GI Dynamics is reliant on funding obtained from investment in the Company to maintain business operations until the Company can generate positive cash flows from operations. The Company cannot predict the extent of future operating losses and accumulated deficit, and it may never generate sufficient revenues to achieve or sustain profitability.

GI Dynamics has incurred operating losses since inception and at March 31, 2021, had an accumulated deficit of approximately $298 million. The Company expects to incur significant operating losses for the next several years. At March 31, 2021, the Company had approximately $960 thousand in cash and restricted cash.

The Company completed an initial public offering on the Australian Securities Exchange (“ASX”) on September 2, 2011. The Company’s Chess Depository Interests (“CDIs”), which represented 1/50th of a share of the Company’s Common Stock were publicly traded until July 22, 2020, when the Company completed all requirements and was removed from the Official List of the ASX (the “Delisting”). On Delisting, all CDIs were automatically converted to shares of Common Stock with any resulting fractional shares being redeemed by the Company for cash payment. Although the Company is not listed on any public exchange, the Company remains subject to all SEC reporting requirements due to the number of holders of shares of Common Stock.

On September 4, 2020, the Company and Crystal Amber Fund Limited (“Crystal Amber”) executed financing documents (the “September 2020 Financing”) that included the sale of up to $10 million of shares of Series A Preferred Stock and the conversion of the June 2020 and August 2020 Convertible Notes into shares of Series A Preferred Stock, the cancellation of the August 2019 Warrant (described more fully in Note 4 and Note 8 of the consolidated financial statements), the extinguishment of the August 2019 Convertible Note, and the issuance of the September 2020 Convertible Note. The Initial Close occurred on September 4, 2020 and resulted in cash proceeds of $3.75 million for the sale of approximately 42.3 million shares of Series A Preferred Stock. The Initial Close also included the conversion of $1.26 million of Note principal and interest due under the June 2020 and August 2020 Note into 17.7 million shares of Series A Preferred Stock. The Initial Close also included the cancellation of the August 2019 Warrant, the extinguishment of the August 2019 Convertible Note, and the issuance of the September 2020 Convertible Note. Pursuant to the Series A Preferred Stock Share Purchase Agreement and multiple related amendments, the Second Close of the September 2020 Financing was restructured such that $53 thousand was received in the February 24, 2021 sale of 600 thousand shares of Series A Preferred Stock to an existing investor; $1.5 million was received in the March 4, 2021 for the sale of 16,924,292 shares of Series A Preferred Stock to Crystal Amber; $1.0 million was received on April 14, 2021 for the sale of 11,282,861 shares of Series A Preferred Stock to Crystal Amber. The remaining approximately $2.4 million committed under the September 2020 Securities Purchase Agreement will be closed on or before May 28, 2021. Independent investors may subscribe for up to the 27,607,153 remaining shares being offered and Crystal Amber will purchase any shares not subscribed by independent investors prior to May 28, 2021.

The Company expects that the cash received in the September 2020 Financing will be sufficient to fund the Company’s operations through the later of obtaining of CE mark approval or September 1, 2021, after which additional financing will be required to continue the Company’s operations. Further additional financing will be required to fund operations until the Company achieves sustainably positive cash flow. There can be no assurance that any potential financing opportunities will be available on acceptable terms, if at all. If the Company is unable to raise sufficient capital on the Company’s required timelines and on acceptable terms to stockholders and the Board of Directors, it could be forced to reduce or cease operations that may include activities essential to support regulatory applications to commercialize EndoBarrier, file for bankruptcy, or undertake a combination of the foregoing.

These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued.

During the three months ended March 31, 2021 the Company’s cash and restricted cash balance decreased by approximately $0.2 million primarily due to receipt of proceeds from the sale of Series A Preferred Stock, less cash payments related to, among other things, research and development and general and administrative expenses as GI Dynamics continued to focus on clinical and regulatory strategies that exceeded its various financings.

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(1,740)	$(3,242)
Financing activities	1,512	4,597
Net increase (decrease) in cash and restricted cash	$(228)	$1,355

Cash Flows Used in Operating Activities

The primary uses of cash for operating activities for the three months ended March 31, 2021 were:

●	to fund the Company’s net loss of approximately $2.4 million;

●	a net positive adjustment to cash flow from changes in working capital of approximately $0.2 million resulting primarily from decreases in prepaid expenses, increase in accrued expenses and offset by decreases in accounts payable and;

●	a net positive adjustment to cash flow from non-cash items of approximately $0.3 million, primarily from non-cash interest expense.

The primary uses of cash for operating activities for the three months ended March 31, 2020 were:

●	to fund the Company’s net loss of approximately $2.8 million and;

●	a net positive adjustment to cash flow from non-cash items of approximately $0.5 million, primarily from non-cash interest expense and stock-based compensation expense; and

●	a net negative adjustment to cash flow from changes in working capital of approximately $0.9 million resulting primarily from an increase in prepaid expenses and decreases in accounts payable and accrued expenses as funding uncertainty led to delayed disbursements.

Cash Flows Used in Investing Activities

No cash was used in investing activities for the three months ended March 31, 2021 or 2020.

Cash Flows Provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2021 totaled approximately $1.6 million and resulted from proceeds received from the sale of Series A Preferred Stock.

Cash provided by financing activities for the three months ended March 31, 2020 totaled approximately $4.6 million and resulted from proceeds received from the issuance of the August 2019 Note.

Funding Requirements

As of March 31, 2021, the Company’s primary source of liquidity is its cash and restricted cash balances. GI Dynamics is currently focused primarily on gaining CE mark and executing its clinical trials, which will support future regulatory submissions and potential commercialization activities. Until the Company is successful in gaining CE mark and various regulatory approvals, it is unable to sell the Company’s product in any market at this time. Without revenues, GI Dynamics is reliant on funding obtained from investment in the Company to maintain business operations until the Company can generate positive cash flows from operations. The Company cannot predict the extent of future operating losses and accumulated deficit, and it may never generate sufficient revenues to achieve or sustain profitability.

GI Dynamics has incurred operating losses since inception and at March 31, 2021, had an accumulated deficit of approximately $298 million. The Company expects to incur significant operating losses for the next several years. at March 31, 2021, the Company had approximately $960 thousand in cash and restricted cash.

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

Contractual Obligations and Commitments

The disclosure of contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commitments” in the Company Annual Report on Form 10-K for the year ended December 31, 2020.

There have been no material changes from the contractual commitments and obligations previously disclosed in the Company’s Annual Report on Form 10-K.

Recent Accounting Pronouncements

There have been no material changes from the Recent Accounting Pronouncements previously disclosed in the Company’s Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Other than the negative impact the COVID-19 pandemic has had and will continue to have on our business and results of operations as discussed elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15(f), GI Dynamics carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Certifying Officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021 in enabling GI Dynamics to record, process, summarize and report information required to be included in its periodic SEC filings within the required time period.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, the Certifying Officers conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the first fiscal quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The evaluation performed by the Certifying Officers resulted in a conclusion that no such changes occurred.

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

Item 1A. Risk Factors.

In addition to the other information contained elsewhere in this Quarterly Report on Form 10-Q and as set forth below, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 12, 2021, which could materially affect the Company business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks faced by the Company. Additional risks that we do not presently know or that we currently believe are immaterial could also materially and adversely affect any of the Company business, financial condition or future results.

Crystal Amber beneficially owns a large portion of our capital stock and retains voting control of the Company, and accordingly, has control over stockholder matters, our business and management.

As of March 31, 2021, Crystal Amber beneficially owns approximately 79.0 million shares of common stock, or approximately 90% of our issued and outstanding shares of common stock. Crystal Amber also holds approximately 76.3 million shares of our Series A Preferred Stock, which is approximately 99% of our issued and outstanding shares of Series A Preferred Stock. Crystal Amber’s beneficial ownership of approximately 79 million shares of common stock and 79 million shares of Series A Preferred Stock provides Crystal Amber with 95% of the voting control of the Company.

Additionally, the shares of Series A Preferred Stock contain protective provisions, which precludes the Company from taking certain actions without the approval of Crystal Amber (or that of the holders of a majority of the shares of Series A Preferred Stock). More specifically, so long as any shares of Series A Preferred Stock are outstanding, the Company is are not permitted to take certain actions without first obtaining the approval (by vote or written consent, as provided by law) of the holders of at least a majority of the then outstanding shares of Series A Preferred Stock, voting as a separate class, including for example and without limitation, amending the Company’s certificate of incorporation, changing or modifying the rights of the Series A Preferred Stock, including increasing or decreasing the number of authorized shares of Series A Preferred Stock, increasing or decreasing the size of the board of directors or remove the directors appointed by the holders of our Series A Preferred Stock and declaring or paying any dividend or other distribution.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as previously disclosed on the Company’s Current Reports on Form 8-K filed with the SEC, the Company did not issue any unregistered equity securities during the three months ended March 31, 2021.

Item 6. Exhibits.

Exhibit No:	Description

3.1	Restated Certificate, incorporated by reference to Exhibit 3.1 of GI Dynamics, Inc.’s Current Report on Form 8-K filed with the SEC on September 10, 2020.

3.2	Restated Bylaws, incorporated by reference to Exhibit 3.2 of GI Dynamics, Inc.’s Current Report on Form 8-K filed with the SEC on September 10, 2020.

10.1	Fourth Amendment to Series A Preferred Stock Purchase Agreement, effective as of January 29, 2021, between GI Dynamics and Crystal Amber Fund Limited. Incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Current Report on Form 8-K filed with the SEC on February 2, 2021

10.2	Fifth Amendment and Waiver to Series A Preferred Stock Purchase Agreement, effective as of February 24, 2021, between GI Dynamics and Crystal Amber Fund Limited. Incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Current Report on Form 8-K filed with the SEC on March 9, 2021

10.3	Sixth Amendment and Waiver to Series A Preferred Stock Purchase Agreement, effective as of March 25, 2021, between GI Dynamics and Crystal Amber Fund Limited. Incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Current Report on Form 8-K filed with the SEC on April 1, 2021

31.1*	Certification of principal executive officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.

31.2*	Certification of principal financial officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.

32.1‡	Certification of principal executive officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2‡	Certification of principal financial officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Database

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

‡	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GI Dynamics, Inc.

Date: May 7, 2021	By:	/s/ JOSEPH VIRGILIO
Joseph Virgilio
Chief Executive Officer
(principal executive officer)

Date: May 7, 2021	By:	/s/ CHARLES R. CARTER
Charles R. Carter
Chief Financial Officer, Secretary
(principal financial and accounting officer)