Form 10-K/A
period 2020-12-31
GI DYNAMICS, INC.
filed 2021-06-11
CIK 1245791

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files): Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

On July 22, 2020, the registrant’s common stock was removed from the Official List of the Australian Securities Exchange and the CHESS Depository Trust was dissolved and all CDIs were automatically converted to shares of common stock, with fractional shares being redeemed for cash payment. The total number of shares of the registrant’s common stock outstanding on May 15, 2021 was 88,095,659.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

GI Dynamics, Inc. (the “Company”) is filing this Amendment No. 1 to Annual Report on Form 10-K/A (the “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 12, 2021 (the “Original Form 10-K”). The purpose of this Amendment is to amend Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below and the reference on the cover page of the Original Form 10-K to the incorporation by reference of the Company’s definitive proxy statement into Part III of the Original Form 10-K is hereby deleted. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the Original Form 10-K. This Amendment does not reflect events occurring after the filing of the original report (i.e., those events occurring after March 12, 2021) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements as defined in Section 27A of the United States Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Throughout this Annual Report on Form 10-K, all references to the “Company” or “GI Dynamics” unless where the context requires otherwise, refers to the consolidated entity of GI Dynamics, Inc. These forward-looking statements concern the Company’s business, operations, financial performance and condition as well as plans, objectives and expectations for the Company’s business, operations and financial performance and condition. Any statements contained in this Annual Report on Form 10-K that are not of historical facts may be deemed to be forward-looking statements. The forward-looking statements are contained principally in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, but are not limited to, statements about the Company’s:

●	expectations with respect to the Company’s intellectual property position;

●	expectations with respect to clinical trials for EndoBarrier®;

●	expectations with respect to regulatory submissions and receipt and maintenance of regulatory approvals;

●	the impact of the ongoing COVID-19 pandemic on the Company’s clinical trials, business plan and the global economy;

●	ability to commercialize products;

●	ability to develop and commercialize new products;

●	expectation with regard to product manufacture and inventory; and

●	estimates regarding capital requirements and need for additional financing.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Risk Oversight

The following information includes information that the Company’s directors and executive officers have given the Company about their age; their positions held, principal occupation and business experience for the past five years; and other publicly-held companies at which they serve or have served as a director during the past five years.

The specific experience, qualifications, attributes and skills listed below for each director led the Company’s Board of Directors, or the Board, to the conclusion that such individuals should serve on the Board. This conclusion is also based on the Board’s belief that each of the Company’s directors has a reputation for integrity, honesty and adherence to high ethical standards, and has demonstrated business acumen, an ability to exercise sound judgment, and commitment to Gi Dynamics and the Company’s Board.

There are no family relationships among any of the directors or executive officers of GI Dynamics.

The responsibilities of the board are set down in the Company’s Board Charter which is available on the Company’s website at www.gidynamics.com.

Name	Age	Position
Mark Lerdal	62	Non-executive Chairman of the Board
Ginger Glaser	53	Non-executive Director
Joseph Virgilio	47	Non-executive Director

All three directors are members of the audit committee, the compensation committee, and the nominating and corporate governance committee. At May 15, 2021, none of the committees have elected a specific chairperson.

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

Mr. Lerdal currently serves as Chairman of the Board for Leaf Clean Energy since April 2014, and Empower Energies, Inc., since October 2019. Mr. Lerdal also sits on the Board of Directors for Southern Current since January 2020, Allied Minds, PLC (LSE:ALM) since December 2019, and serves as director and consultant to Northleaf Capital Partners since July [2016. Mr. Lerdal previously served on the Board of Directors as chairman of Element Markets, LLC from January 2017 to January 2021 and as director of Onsite Energy Corporation from January 2010 to June 2020, Medley Capital Corporation from August 2017 to Marc 2019, Trading Emissions, PLC from January 2013 to January 2019, TerraForm Power, Inc. from July 2014 to November 2015 and TerraForm Global, Inc. from July 2015 to November 2015 and again from October 2016 to December 2017.

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

Ms. Glaser currently is the Principal for G2 Consulting Services since October 2020. Ms. Glaser was the Chief Technology Officer for Monteris Medical from November 2017 to December 2020 and held vice president positions between January 2016 and November 2017. Ms. Glaser held vice president roles with Boston Scientific (NYSE:BSX) from August 2015 to December 2015 and American Medical Systems from January 2012 to August 2015, prior to its acquisition by Boston Scientific (NYSE:BSX).

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

Prior to joining GI Dynamics, Mr. Virgilio served as the President and General Manager of Amann Girrbach, AG, an innovator and preferred full-service provider in digital dental prosthetics, from September 2018 until April 2020. From April 2016 until February 2018, Mr. Virgilio served as the Vice President of Sales, The Americas at Surgical Specialties Corp, a manufacturer and distributer of medical products. Prior to Surgical Specialties Corp, Mr. Virgilio served as the Vice President of Sales and Global Marketing of Aptus Endosystems ,a medical device company focused on developing advanced technology for endovascular aneurysm repair (EVAR) and thoracic endovascular aneurysm repair, from October 2013 until September 2015 when it was acquired by Medtronic plc. Mr. Virgilio has also held positions with Medtronic, MDT (March 2005-October 2013), Boston Scientific, BSX (March 2001- February 2005) and Constellation Brands, STZ (October 1999- March 2001).

Mr. Virgilio holds a Bachelor of Arts degree from Colgate University and earned continued education credits from the University of Pennsylvania, Wharton School of Business and from the University of North Carolina, Chapel Hill, Kenan-Flagler School of Business.

Director Independence

As of May 15, 2021, the GI Dynamics board of directors consists of three (3) members: Mark Lerdal, Ginger Glaser, and Joseph Virgilio. The Company’s board of directors has determined that all directors are “independent,” except for Mr. Virgilio due to his role as an executive officer. We consider that a director is an “independent” director where that director is free from any business or other relationship that could materially interfere, or be perceived to interfere with, the independent exercise of the director’s judgment. We have assessed the independence of the Company’s directors with respect to the definition of independence prescribed by Nasdaq. There are no family relationships among the Company’s officers and directors, nor are there any arrangements or understandings between any of the Company’s directors or officers or any other person pursuant to which any officer or director was, or is, to be selected as an officer or director.

Committees of the Board of Directors and Meetings

As of May 15, 2021, the board of directors has the following three standing committees to facilitate and assist the board in fulfilling its responsibilities: (1) an audit committee, (2) a compensation committee and (3) a nominating and corporate governance committee. The board may also establish other committees from time to time to assist in the discharge of its responsibilities.

Meeting Attendance. During the fiscal year ended December 31, 2020, there were forty (40) meetings of the Company’s board of directors, with 38 occurring prior to August 10, 2020, when the prior board members resigned and two (2) times under the current board member(s). The various committees of the board met a total of ten (10) times. All directors attended 100% of the total number of meetings of the board and of committees of the board on which he or she served during their Board term during fiscal 2020.

Audit Committee. The Company’s audit committee met four (4) times in 2020. The audit committee had two (2) members, Juliet Thompson (chair) and Timothy J. Barberich prior to Mr. Barberich’s resignation on March 28, 2020. Praveen Tyle was appointed to the audit committee and served with Ms. Thompson until their resignations on August 10, 2020. From Mark Lerdal’s appointment on August 10, 2020, the audit committee increased from one member to three members as Ginger Glaser and Joseph Virgilio joined the board. All members of the audit committee, except Mr. Virgilio, satisfy the current independence standards promulgated by the Securities and Exchange Commission (“SEC”); and by The Nasdaq Stock Market, as such standards apply specifically to members of audit committees. The Company’s board of directors has determined that Mark Lerdal is an “audit committee financial expert,” as the SEC has defined that term. The Company’s audit committee’s role and responsibilities are set forth in the audit committee’s written charter, a copy of which is publicly available on the Company’s website at www.gidynamics.com. The audit committee, among other things, oversees the Company’s corporate accounting and financial reporting, including auditing of the Company’s financial statements, reviewing the performance of the Company’s internal audit function and the qualifications, independence, performance and terms of engagement of the Company’s external auditor.

Compensation Committee. The Company’s compensation committee met two (2) times in 2020. The compensation committee had two (2) members, Dr. Oern Stuge and Timothy J. Barberich (chair) prior to Mr. Barberich’s resignation on March 28, 2020. On March 28, 2020, Praveen Tyle was appointed Chair of the compensation committee and served with Dr. Stuge until their resignations on August 10, 2020. From Mark Lerdal’s appointment on August 10, 2020, the Audit Committee increased from one member to three members as Ginger Glaser and Joseph Virgilio joined the board. All members of the compensation committee, except Mr. Virgilio, qualify as independent under the current definition promulgated by The Nasdaq Stock Market. All members of the compensation committee qualify as independent under the current definition promulgated by the ASX. The Company’s compensation committee’s role and responsibilities are set forth in the compensation committee’s written charter, a copy of which is publicly available on the Company’s website at www.gidynamics.com. The compensation committee, among other things, establishes, amends, reviews and approves the compensation and benefit plans with respect to the Company’s senior management and employees including determining individual elements of total compensation of the Company’s chief executive officer and other members of senior management. The compensation committee is also responsible for reviewing the performance of the Company’s executive officers with respect to these elements of compensation.

Nominating and Corporate Governance Committee. The Company’s nominating and corporate governance committee met one (1) time in 2020. The nominating and corporate governance committee had two (2) members, Daniel Moore (chair) and, Oern R. Stuge prior to their resignations on August 10, 2020. The nominating and corporate governance committee increased from one member, Mark Lerdal, to three members as the current members joined the board. All members of the nominating and corporate governance committee, except Joseph Virgilio, qualify as independent, under the current definition promulgated by The Nasdaq Stock Market. The nominating and corporate governance committee’s role and responsibilities are set forth in the nominating and corporate governance committee’s written charter, a copy of which is publicly available on the Company’s website at www.gidynamics.com. The nominating and corporate governance committee, among other things, recommends the director nominees for each annual meeting and ensures that the audit, compensation and nominating and corporate governance committees of the board have the benefit of qualified and experienced independent directors.

In addition, under the Company’s current Board Charter, the nominating and corporate governance committee will review annually the results of the evaluation of the board and its committees, and the needs of the board for various skills, experience, expected contributions and other characteristics in determining the director candidates to be nominated at the annual meeting. The nominating and corporate governance committee will evaluate candidates for directors proposed by directors, stockholders or management in light of the committee’s views of the current needs of the board for certain skills, experience or other characteristics, the candidate’s background, skills, experience, other characteristics and expected contributions and the qualification standards established from time to time by the nominating and corporate governance committee. If the nominating and corporate governance committee believes that the board requires additional candidates for nomination, the committee may engage, as appropriate, a third-party search firm to assist in identifying qualified candidates. All nominees for director positions will submit a completed form of directors’ and officers’ questionnaire as part of the nominating process. The process may also include interviews and additional background and reference checks for nonincumbent nominees, at the discretion of the nominating and corporate governance committee.

The nominating and corporate governance committee will review a reasonable number of candidates for director recommended by a single stockholder who has held over 5% of the Company’s common stock for over one year and who satisfies the notice, information and consent provisions set forth in the Company’s bylaws. Candidates so recommended will be reviewed using the same process and standards for reviewing board recommended candidates. If a stockholder wishes to nominate a candidate for director, it must follow the procedures described in the Company’s bylaws and in “Stockholder Proposals for 2021 Annual Meeting” at the end of the Company’s most recent proxy statement.

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

Executive Officers

The following is certain information as of May 15, 2021 regarding the Company’s executive officers who are not also directors.

Name	Age	Position
Joseph Virgilio	47	President and Chief Executive Officer and Director
Charles Carter	54	Chief Financial Officer
Stephen Linhares	64	Vice President of Clinical and Regulatory Affairs

Joseph Virgilio – President and Chief Executive Officer

For a brief biography of Mr. Virgilio, see “Board of Directors and Risk Oversight” under this Item 10 above.

Charles Carter – Chief Financial Officer

Charles Carter has served as the Company’s chief financial officer since December 2018. Mr. Carter brings over 15 years of experience as a finance executive in the medical industry, having worked with a wide variety of life sciences, therapeutics, and medical device companies. Mr. Carter was previously a consulting finance executive with Danforth Advisors, LLC from February 2018 until December 2018 and from 2012 to 2015, and served as a consulting senior finance executive for Marina Biotech (NASDAQ: MRNA), Interleukin Genetics (NASDAQ: ILGN) and numerous private life science companies. From 2015 to February 2018, Mr. Carter was CFO of The Guild for Human Services, a not-for-profit community-based residential school and program for special needs students and adults. Before joining Danforth and the Guild, Mr. Carter held positions as CFO for Aeris Therapeutics, Inc., and Intelligent Medical Devices, Inc. and served various other companies as an independent consultant. From 2003 to 2005, Mr. Carter was Vice President of Finance for Adnexus Therapeutics, Inc., and from 2001 to 2003, he was Senior Director, Financial Planning and Analysis for Transkaryotic Therapies, Inc./Shire, PLC. (NASDAQ: TKT; NASDAQ: SHPG). Prior to TKT, Mr. Carter was a partner with Mercer Management Consulting, Inc. Mr. Carter holds an M.B.A. and an M.S. in Molecular Genetics from the University of Chicago and a B.A. in Biology from Colgate University.

Stephen Linhares – Vice President of Clinical and Regulatory Affairs

Stephen Linhares has served as the Company’s vice president of clinical and regulatory affairs since January of 2019. Before joining GI Dynamics, Mr. Linhares was consulting with start-up companies helping them with clinical, quality and regulatory affairs, establishing systems and compiling regulatory submissions. He was Vice President of Clinical, Regulatory and Quality at Neograft Technologies, Inc., a cardiac device company, from October of 2010 to June of 2017 where he build the quality, clinical and regulatory departments and developed and implemented regulatory and clinical strategies. From 2008 to 2010, Mr. Linhares was the director of Clinical, Regulatory and Quality at Insulet Corporation, an insulin pump manufacturer, where he worked to obtain the CE Mark for the Omnipod and other FDA and international approvals. Prior to that Mr. Linhares held various executive positions at Boston Scientific, and Phase Forward. Prior to that Mr. Linhares was the Vice President of R&D and Clinical Affairs at PLC Medical Systems, manufacturer of state-of-the-art medical lasers, where he was responsible for multiple FDA and International submissions and approvals, he held various positions at PLC Medical from 1983 to 1999. Mr. Linhares earned a Bachelor of Science Degree in Physics from Bridgewater State University.

The Company has an employment agreement in place with Joseph Virgilio. The Company has a consulting agreement in place with Charles Carter. Stephen Linhares is an at-will employee.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who own more than 10% of a registered class of the Company’s equity securities to file various reports with the SEC concerning their holdings of, and transactions in, securities of the Company. Copies of these filings must be furnished to the Company.

To the Company’s knowledge, based solely on its review of the copies of the Section 16(a) reports furnished to the Company and any written representations to the Company, that no other reports were required, the Company believes that all individual filing requirements applicable to the Company’s directors and executive officers were complied with under Section 16(a) during the year ended December 31, 2020, except as follows: Joseph Virgilio’s Form 3 was filed late and Ginger Glaser did not file a Form 3 with respect to her election to the Company’s board of directors, effective as of October 20, 2020:

ITEM 11. EXECUTIVE COMPENSATION

The following table shows the total compensation paid during the fiscal years ended December 31, 2020 and December 31, 2019 to (1) the Company’s current president and chief executive officer, and (2) the Company’s prior president and chief executive officer, and (3) the Company’s next most highly compensated executive officers who earned more than $100,000 during the fiscal year ended December 31, 2020 and were serving as executive officers as of such date.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Total ($)
Joseph Virgilio	2020	76,950	28,125	$-	$-	$105,075
President and Chief Executive Officer

Scott W. Schorer	2020	$356,250	$755,807	$-	$-	$1,112,057
President and Chief Executive Officer (3)	2019	$414,699	$-	$1,309,890	$200,000	$1,924,589

Charles Carter	2020	$300,000	$29,587	$-	$-	$329,587
Chief Financial Officer and Secretary (4)	2019	$100,000	$-	$431,453	$-	$531,453

Stephen Linares	2020	$250,000	$48.349	$-	$-	$298,349
Vice President of Clinical and Regulatory Affairs (5)	2019	$228,258	$-	$105,600	$-	$333,858

(1)	The amounts in the “Option Awards” column represent the aggregate grant date fair value for option awards awarded during fiscal years 2020 and 2019 computed in accordance with the provisions of FASB ASC Topic 718, excluding the impact of estimated forfeitures related to service-based vesting conditions. A discussion of the assumptions used in determining grant date fair value may be found in “Note 14 – Share Based Compensation” in the notes to the Company’s Financial Statements included in the Company’s Annual Report on Form 10-K.

(2)	Payments listed in the “Non-Equity Incentive Plan Compensation” column reflect discretionary performance-based awards made by the Company’s board for the named executive officers.

(3)	In September 2019, Mr. Schorer’s offer letter agreement was revised to include a new base salary of $450,000 and a grant of 1,169,545 stock options. On July 23, 2020, the Company entered into a retention bonus agreement with Mr. Schorer and paid a total of $609,447, which became fully earned November 2, 2020.

(4)	Mr. Carter was hired as the Company’s Chief Financial Officer in September 2019 at an annual base salary of $300,000 per year. In connection with Mr. Carter’s appointment, he was granted 385,226 stock options.

(5)	Mr. Linhares was hired as the Company’s Vice President of Clinical and Regulatory Affairs in January 2019 at an annual base salary of $230,000 per year. In connection with Mr. Linhares’s appointment, he was granted 160,000 stock options. In January 2020, Mr. Linhares’s annual base salary increased to $250,000, retroactive to September 2019.

Narrative Disclosure To Summary Compensation Table

Employment Agreements, Offer Letters and Separation Agreements

The following section summarizes the employment agreements, offer letters and separation agreements we have entered into with the Company’s named executive officers. For purposes of the employment agreements and offer letters, we use the following terms:

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

Scott Schorer

In March 2016, we entered into an executive employment agreement with Mr. Schorer to serve as the Company’s president and chief executive officer. We amended Mr. Schorer’s employment agreement in January 2017. Mr. Schorer’s agreement provided for, among other things: (i) an initial annual base salary of $400 thousand, subject to review by the board, (ii) eligibility to receive an annual bonus at a target amount of 30% of his base salary if approved in the sole discretion of the Company’s board, which bonus, if any, shall be paid within 45 days after the end of the fiscal year to which it relates. The most recent adjustment effective January 2017 increased Mr. Schorer’s potential annual bonus to 40% of his base salary. We further amended Mr. Schorer’s employment agreement in September 2019. Mr. Schorer’s agreement provided for, among other things: (i) an initial annual base salary of $450 thousand, subject to review by the board, (ii) eligibility to receive an annual bonus at a target amount of 50% of his base salary if approved in the sole discretion of the Company’s board, which bonus, if any, shall be paid within 45 days after the end of the fiscal year to which it relates.

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

On July 23, 2020, the Company entered into a Retention Bonus Agreement and Amendment (the “Retention Agreement”) with Scott Schorer, the Chief Executive Officer of the Company (“CEO”), which set forth the terms of Mr. Schorer’s continued services as the Company’s CEO through at least December 31, 2020 (the “Retention Date”). The Retention Agreement was be effective through the Retention Date or the last date of Mr. Schorer’s employment, if different (the “Retention Period”).

Pursuant to the terms and conditions of the Retention Agreement, Mr. Schorer received a one-time cash bonus of $609,557 (the “Retention Bonus”), subject to tax withholding under applicable law, which was be paid within seven days following the Effective Date. The Retention Bonus was in lieu of any other severance benefits that Mr. Schorer may have been eligible to receive under Section 7 of Mr. Schorer’s Amended and Restated Offer Letter Agreement with the Company, dated September 19, 2019 (the “Offer Letter”). Additional terms included certain repayment terms such that if Mr. Schorer departed the company prior to the end of the Retention Period, the Company could reclaim a portion of the Retention Bonus. The Retention Bonus Agreement additionally detailed milestone-based bonus opportunities and a subsequent consulting obligation and rate for Mr. Schorer were he to be terminated for any reason after the date of the Retention Bonus Agreement. On November 2, 2020 Mr. Schorer departed the Company and the entire Retention Bonus was fully earned and no longer subject to any repayment.

Charles Carter

In September 2019, the Company entered into an executive employment agreement with Mr. Carter to serve as the Company’s chief financial officer. Mr. Carter’s agreement provided for, among other things: an initial annual base salary of $300,000, subject to review by the board, (ii) eligibility to receive an annual bonus at a target amount of 35% of his base salary if approved in the sole discretion of the Company’s board, which bonus, if any, shall be paid within 45 days after the end of the fiscal year to which it relates. Under the terms of the employment agreement, upon his Commencement Date, Mr. Carter was awarded 385,226 stock options. The stock options are exercisable at a price equal to the closing price on the Commencement Date and will vest as to 25% of the shares on the first anniversary of the Commencement Date, and equally over each successive quarter thereafter for three years, provided that he remains employed by the Company on the vesting dates.

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

On December 31, 2020, GI Dynamics entered into a Retention Bonus and Consulting Agreement with Mr. Carter. Under the Agreement, Mr. Carter would provide at least a minimum number of consulting hours to the Company at a rate of $250 per hour. Mr. Carter received the Retention Bonus payment of $208,685 in January 2021. The Bonus was subject to certain payback conditions, all of which lapsed and the bonus became fully earned on March 31, 2021. Mr. Carter continues to serve the Company as a consultant.

Stephen Linhares

In January 2019, the Company hired Mr. Linhares to serve as its vice president of clinical and regulatory affairs. Mr. Linhares’s offer letter provided for, among other things: an initial annual base salary of $230,000, subject to review by the board, (ii) eligibility to receive an annual bonus at a target amount of 30% of his base salary if approved in the sole discretion of the Company’s board, which bonus, if any, shall be paid within 45 days after the end of the fiscal year to which it relates. Under the terms of the offer letter, upon his Commencement Date, Mr. Linhares was awarded 160,000 stock options. The stock options are exercisable at a price equal to the closing price on the Commencement Date and will vest as to 25% of the shares on the first anniversary of the Commencement Date, and equally over each successive quarter thereafter for three years, provided that he remains employed by the Company on the vesting dates. On January 1, 2020, Mr. Linhares’s base salary was increased to $250,000, retroactive to September 1, 2019.

Outstanding Equity Awards at 2020 Fiscal Year-End

The following table shows all outstanding equity awards for the named executive officers in the Summary Compensation Table as of December 31, 2020.

			Option Awards				Stock Awards
Name			Number of Securities Underlying Unexercised Stock Options (#) Exercisable	Number of Securities Underlying Unexercised Stock Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Joseph Virgilio President and Chief Executive Officer	(1)	2020	—	—	$—	—	—	$—

Scott W. Schorer
President and Chief Executive Officer	(2)	2020	—	—	$—	—	—	$—
		2019	—	1,169,545	$1.12	9/16/2029	—	$—
		2018	75,000	225,000	$0.72	11/15/2028	—	$—
		2017	117,282	53,318	$0.78	1/12/2027	—	$—
		2016	234,375	265,625	$0.80	3/26/2026	—	$—

Charles Carter Chief Financial Officer	(3)	2020	—	—	$—	—	—	$—
		2019	—	385,226	$1.12	9/16/2029	—	$—

Stephen Linhares Vice President of Clinical and Regulatory Affairs	(4)	2020
		2019	—	160,000	$0.66	1/3/2029	—	$—

(1)	Mr. Virgilio was hired on October 8, 2020, and the Company entered into an Employment Agreement that included a grant of 4% of the then issued and outstanding stock. The grant was not approved by the board of directors until January 28, 2021, when Mr. Virgilio was granted an option to purchase 11,075,869 shares of common stock at a price of $0.06 per share, subject to certain vesting conditions.

(2)

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

As part of Mr. Schorer’s Separation Agreement effective November 2, 2020, Mr. Schorer forfeited all rights to all equity awards, vested or unvested.

(3)

The stock options shown for Mr. Carter were issued consistent with the terms of his Employment Agreement. The stock options granted in 2019 will vest quarterly over four years, provided that he remains employed by the Company on the vesting dates. In 2018, Mr. Carter was a consultant and was not issued stock options or other stock awards.

As part of Mr. Carter’s Retention Bonus Agreement effective December 31, 2020, Mr. Carter forfeited all rights to all equity awards, vested or unvested.

(4)

The stock options shown for Mr. Linhares were issued consistent with the terms of his offer letter. The stock options granted in 2019 will vest quarterly over four years, provided that he remains employed by the Company on the vesting dates.

On January 28, 2021, Mr. Linhares was granted an option to purchase 2,608,967 shares of common stock at a price of $0.06 per share, subject to certain vesting conditions.

Pension Benefits

We do not have any plans that provide for payments or other benefits at, following or in connection with the retirement of the Company’s employees, other than the Company’s 401(k) retirement plan which is available for all of the Company’s employees, including the Company’s named executive officers.

Nonqualified Deferred Compensation

We do not have any nonqualified defined contribution plans or other deferred compensation plan.

Potential Payments upon Termination or Change of Control

Upon termination of employment without cause or a resignation for good reason, the Company’s current chief executive officer, Joseph Virgilio, is entitled to receive certain severance payments and other benefits. In determining whether to approve and in setting the terms of such severance arrangements, the Company’s compensation committee and the Company’s board recognize that executives, especially highly-ranked executives, often face challenges securing new employment following termination. We have agreed to provide severance benefits to the Company’s current chief executive officer, as described below.

Joseph Virgilio. Severance amounts for termination without cause or a resignation for good reason for Mr. Virgilio include:

●	On termination without Good Cause or Resignation for Good Reason not in connection to a Change in Control and employed less than one year,

a.	75% of Mr. Virgilio’s salary then in effect; and
b.	75% of Mr. Virgilio’s target bonus, pro-rated for actual number of days employed; and
c.	All accrued but unpaid benefits owed Mr. Virgilio at the time of termination; and
d.	COBRA reimbursement for period of nine months.

●	On termination without good cause or Resignation for Good Reason not in connection to a Change in Control and employed longer than one year,

a.	100% of Mr. Virgilio’s salary then in effect; and
b.	100% of Mr. Virgilio’s target bonus, pro-rated for actual number of days employed; and
c.	All accrued but unpaid benefits owed Mr. Virgilio at the time of termination; and
d.	COBRA reimbursement for period of nine months.

●	On termination without Cause, or Resignation for Good Reason in Connection with a Change of Control (within 3 months before and 12 months after)

a.	75% of Mr. Virgilio’s salary then in effect; and
b.	Immediate vesting of all unvested equity awards outstanding.

Charles Carter. On entry into the Retention Bonus Agreement and Consulting Agreement as of December 31, 2020, Mr. Carter forfeited any post-termination rights.

Stephen Linhares. Mr. Linhares is an at-will employee and has no severance terms defined in his offer letter. Severance payments are determined by the Company on a case-by-case basis and not guaranteed.

We believe that the Company’s current chief executive officer’s severance packages are in line with severance packages offered to executive officers of similar rank at companies of similar size to GI Dynamics in the Company’s industry.

Director Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2020 to each of the Company’s non-employee directors who received compensation for their service as directors.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Daniel J. Moore	$46,467	$-	$-	$-	$-	$46,467
Timothy J. Barberich	$15,750	$-	$-	$-	$-	$15,750
Oern R. Stuge, M.D.	$34,851	$-	$-	$-	$-	$34,851
Juliet Thompson	$39,741	$-	$-	$-	$-	$39,741
Praveen Tyle, Ph.D.	$26,935	$-	-	$-	$-	$26,935
Mark Lerdal	$29,348	$-	$-	$-	$-	$29,348
Ginger Glaser	$-	$-	$-	$-	$-	$-

In August 2011, the Company’s board adopted a non-executive director compensation policy, which was amended in May 2014 and further amended in January 2017, pursuant to which the non-executive directors will be compensated for their service on the Company’s board including as members of the various committees of the Company’s board. The number of directors on the Company’s board is determined from time to time by the Company’s board, up to a maximum of ten directors. The material terms of the policy are as follows:

●	each non-executive director will receive an annual fee of $50,000 payable for the director’s service during the year;

●	the chairman of the Company’s board will receive an additional annual fee of $25,000 payable for that director’s service during the year;

●	each non-executive director who serves as either a member or chair of certain committees of the Company’s board will receive an additional annual fee for their work on such committee as either a member or chair as follows:

●	audit committee: chair ($15,000) and member ($3,000);

●	compensation committee: chair ($10,000) and member ($2,000); and

●	nominating and corporate governance committee: chair ($5,000) and member ($1,000).

These fees are payable quarterly in arrears as of the last day of each fiscal quarter. Each director is also entitled to be reimbursed for reasonable travel and other expenses incurred in connection with attending meetings of the Company’s board and any committee on which he or she serves.

All prior equity awards granted to the board members who resigned on August 10, 2020 were cancelled and forfeited prior to December 31, 2020.

On January 28, 2021, Mark Lerdal was granted an option to purchase up to 1,384,483 shares of Common Stock for $0.06 per share. The option vests annually in three equal portions beginning on January 28, 2022.

On January 28, 2021, Ginger Glaser was granted an option to purchase up to 1,384,483 shares of Common Stock for $0.06 per share. The option vests annually in three equal portions beginning on January 28, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 15, 2021, information regarding beneficial ownership of the Company’s common stock by the following:

●	each person, or group of affiliated persons, who is known by GI Dynamics to beneficially own 5% or more of any class of the Company’s voting securities;

●	each of the Company’s directors;

●	each of the Company’s named executive officers; and

●	all current directors and executive officers as a group.

Beneficial ownership is determined according to the rules of the SEC. Beneficial ownership generally includes voting or investment power of a security and includes shares underlying stock options that are currently exercisable or exercisable within 60 days of May 15, 2021. This table is based on information supplied by officers, directors and principal stockholders. Except as otherwise indicated, we believe that the beneficial owners of the CDIs and common stock listed below, based on the information each of them has given to us, have sole investment and voting power with respect to their shares, except where community property laws may apply.

Percentage of ownership is based on 88,095,659 shares of outstanding common stock outstanding on May 15,2021. Unless otherwise indicated, we deem shares subject to stock options that are exercisable within 60 days of May 15, 2021, to be outstanding and beneficially owned by the person holding the stock options for the purpose of computing percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the ownership percentage of any other person.

Unless otherwise indicated in the table, the address of each of the individuals named below is: c/o GI Dynamics, Inc., 320 Congress Street, Boston, MA 02210, U.S.A.

Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percentage of Common Stock
5% Shareholders
Crystal Amber Fund Limited(1)	79,032,962	89.7%

Directors and Named Executive Officers
Mark Lerdal (2)	0	*
Ginger Glaser (2)	0	*
Joseph Virgilio (2)	0	*
Scott Schorer (3)	0	*
Charles Carter (4)	0	*
Stephen Linhares (5)	100,000	*
All directors and executive officers as a group	100,000	*

*	Indicates less than 1%

(1)

Based upon the Company’s corporate records and upon the information provided by Crystal Amber Fund Limited, (“CAFL”), in a Notice of Change of Interests of Substantial Holder (Form 604) filed with the ASX on 3 February 2020, reporting as of 3 February 2020. The address for CAFL is P.O. Box 286, Floor 2, Trafalgar Court, Les Banques, St Peter Port, Guernsey GY14LY U.K.

Excludes shares that may be issued in the future upon the conversion of the 2020 Note (as defined below).

(2)	Options were granted to Mr. Lerdal, Ms. Glaser, Mr. Virgilio, and Mr. Linhares on January 28, 2021 with the earliest portion of each grant not vesting within the 60 days following May 15, 2021.

(3)	Scott Schorer was the former President and CEO, who resigned and forfeited all outstanding vested equity awards effective November 2, 2020.

(4)	Mr. Carter forfeited all outstanding vested equity awards as of December 31, 2020.

(5)	Includes 90,000 shares vested as of May 15, 2021, and an additional 10,000 vesting within 60 days of May 15, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

There are no existing agreements or arrangements and there are no currently proposed transactions in which the Company was, or is to be, a participant, in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years and in which any current director, executive officer, beneficial owner of more than 5% of the Company’s common stock, or entities affiliated with them, had or will have a material interest since January 1, 2019, except that

(i)	in June 2017, the Company issued a convertible term promissory note (the “2017 Note”) in the aggregate principal amount of $5.0 million to Crystal Amber Fund Limited, the Company’s largest shareholder, which note accrued interest at 5% per annum compounded annually and was secured by substantially all of the Company’s personal property. On July 13, 2020, Crystal Amber converted the note into 2,574,873,400 CHESS Depositary Interests (“CDIs”), representing 51,497,468 shares of the Company’s common stock. On July 13, 2020, the Company issued 1,920,085,200 CDIs, representing 38,401,704 shares of common stock to Crystal Amber with the remaining 13,095,764 shares of the Company’s common stock that were due in connection with the conversion of the June 2017 Note being issued September 10, 2020. The Note was considered paid in full on July 13, 2020.

(ii)	in May 2018, we issued a convertible term promissory note in the aggregate principal amount of $1.75 million to Crystal Amber Fund Limited, the Company’s largest shareholder, which note accrued interest at 10% per annum compounded annually, matured on the fifth anniversary of the issuance date, and contained certain provisions for conversion during the term of the note. On June 30, 2019, the $1.75 million of principal and approximately $192 thousand of accrued interest was converted into 134,852,549 CDIs, and

(v)	in May 2018, we issued a warrant to Crystal Amber Fund Limited, the Company’s largest shareholder, to purchase up to 97,222,200 CDIs prior to expiration on the fifth anniversary of issuance for an initial exercise price of $0.014 per CDI, subject to subsequent anti-dilution price adjustments, and

(vii)	in March 2019, we issued a convertible term promissory note in the aggregate principal amount of $1.0 million to Crystal Amber Fund Limited, the Company’s largest shareholder, which note accrued interest at 10% per annum compounded annually, matured on the fifth anniversary of the issuance date, and contingent on obtaining shareholder approval, which was granted June 30, 2019, contained certain provisions for conversion during the term of the note. On June 30, 2019, the $1.0 million of principal and approximately $30 thousand of accrued interest was converted into 81,070,003 CDIs, and

(viii)	in March 2019, we issued a warrant to Crystal Amber Fund Limited, the Company’s largest shareholder, to purchase up to 78,984,823 CDIs prior to expiration on the fifth anniversary of issuance for an initial exercise price of $0.0127 per CDI, subject to subsequent anti-dilution price adjustments, and

(ix)	in May 2019, we issued a convertible term promissory note in the aggregate principal amount of $3.0 million to Crystal Amber Fund Limited, the Company’s largest shareholder, which note accrued interest at 10% per annum compounded annually, matured on the fifth anniversary of the issuance date, and contingent on obtaining shareholder approval, which was granted June 30, 2019, contained certain provisions for conversion during the term of the note. On June 30, 2019, the $3.0 million of principal approximately $19 thousand of accrued interest was converted into 237,687,411 CDIs, and

(x)	in May 2019, we issued a warrant to Crystal Amber Fund Limited, the Company’s largest shareholder, to purchase up to 236,220,472 CDIs prior to expiration on the fifth anniversary of issuance for an initial exercise price of $0.0127 per CDI, subject to subsequent anti-dilution price adjustments, and

(xi)	in August 2019, we issued a convertible term promissory note in the aggregate principal amount of up to approximately $4.6 million to Crystal Amber Fund Limited, the Company’s largest shareholder, which note accrued interest at 10% per annum compounded annually, matured on the fifth anniversary of the issuance date, and contained certain provisions for conversion during the term of the note. The note was funded to the maximum amount of approximately $4.6 million on January 13, 2020, and

(xii)

in January 2020, we issued a warrant to Crystal Amber Fund Limited (as part of the issue of the note in paragraph xi), the Company’s largest shareholder, to purchase up to 229,844,650 CDIs prior to expiration on the fifth anniversary of issuance for an initial exercise price of $0.02 per CDI, subject to subsequent anti-dilution price adjustments.

(xiii)

On September 4, 2020 we sold to Crystal Amber an aggregate 60,085,583 shares of Series A Preferred Stock, par value $0.01 per share, at a purchase price of $0.08863 per share, for gross proceeds to the Company of approximately $5.0 million, pursuant to an initial closing of a private placement offering for up to $10.0 million of Series A Preferred Stock The gross proceeds from the Initial Closing included the conversion of $1.25 million in principal plus accrued but unpaid interest from outstanding convertible promissory notes that were converted into shares of Series A Preferred Stock at a per share conversion price equal to 80% of the Purchase Price. The net proceeds from the Initial Closing of approximately $4.7 million will be used for product development and other general corporate purposes.

The Initial Closing was conditioned on the sale of a minimum of 59,343,599 shares of Series A Preferred Stock. Crystal Amber agreed to purchase any shares not subscribed for by other investors, up to the remaining offering amount of approximately $5.0 million, on or before October 31, 2020. The second closing date was subsequently postponed into 2021.

(xiv)	On September 4, 2020, we entered into a note cancellation and exchange agreement with Crystal Amber which extinguished the August 2019 Note and Warrant and issued a Note with a principal amount of $4.9 million, which note accrues interest at 5% per annum compounded annually, matures on January 30, 2022, and contains certain provisions for conversion into shares of Common Stock at a conversion price of $0.17726 during the term of the note.

Policies and Procedures for Review and Approval of Related Party Transactions

We have adopted a policy and procedure for related party transactions. The Company’s audit committee is responsible for reviewing and approving all transactions in which we are a participant and in which any parties related to us, including the Company’s executive officers, directors, beneficial owners of more than 5% of the Company’s common stock, immediate family members of the foregoing persons and any other persons whom the board determines may be considered related parties of the Company, has or will have a direct or indirect material interest. The audit committee or its chairman, as the case may be, will only approve those related party transactions that are determined to be in, or are not inconsistent with, the best interests of the Company and its stockholders, after taking into account all available facts and circumstances as the audit committee or the chairman determines in good faith to be necessary.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

The following table provides information regarding the fees billed by Wolf & Company, P.C. (“Wolf”) for the fiscal year ended December 31, 2020, inclusive of out-of-pocket expenses.

	2020	2019
Audit fees	$139,763	$86,395
Audit-related fees	-	12,200
Tax fees	15,500	-
Total	$155,263	$98,595

Fees Paid to Prior Independent Registered Public Accounting Firm

The following table provides information regarding the fees billed by the Company’s previous independent registered public accounting firm, Moody, Famiglietti & Andronico, LLP (“MFA”) for the fiscal year ended December 31, 2019, inclusive of out-of-pocket expenses.

2019

Audit fees	$51,000
Audit-related fees	22,500
Tax fees	—
All other fees	—
Total	$73,500

Audit and Audit-Related Fees

Audit fees of Wolf in 2020 and 2019 and MFA during the 2019 fiscal years include the aggregate fees incurred for the audits of the annual consolidated financial statements and the review of each of the quarterly consolidated financial statements included in Quarterly Reports on Form 10-Q.

Audit-related fees of Wolf during the 2019 and 2020 fiscal year include out of scope fees related to the potential restatement of prior filings and research. Audit-related fees of MFA during the 2019 fiscal year includes professional services rendered to consent to the inclusion of the audit of the Company’s financial statements for the fiscal years ended December 31, 2019 and 2018 and other fees that were out of scope.

Tax Fees

Tax fees of MFA for the fiscal year ended December 31, 2020 primarily include tax compliance and return preparation.

Policy Regarding Pre-Approval of Audit and Permissible Non-audit Services Provided by the Independent Public Accountant

The audit committee is responsible for approving in advance the engagement of the independent auditor for all audit services and non-audit services, based on independence, qualifications and, if applicable, performance, and approving the fees and other terms of any such engagement. Of the services described above performed by Wolf in 2020 and Wolf and MFA in 2019, all were pre-approved by the audit committee and no fees were paid under a de minimus exception that waives pre-approval for certain non-audit services.

REPORT OF AUDIT COMMITTEE

The audit committee of the board of directors, which consists entirely of directors who meet the independence and experience requirements of the ASX, has furnished the following report:

The audit committee assists the board in overseeing and monitoring the integrity of the Company’s financial reporting process, compliance with legal and regulatory requirements and the quality of internal and external audit processes. This committee’s role and responsibilities are set forth in the Company’s charter adopted by the board, which is available on the Company’s website at www.gidynamics.com. This committee reviews and reassesses the Company’s charter annually and recommends any changes to the board for approval. The audit committee is responsible for overseeing the Company’s overall financial reporting process, and for the appointment, compensation, retention, and oversight of the work of Wolf & Company, P.C. and Moody, Famiglietti & Andronico, LLP. In fulfilling its responsibilities for the financial statements for fiscal year 2020, the audit committee took the following actions:

●	Reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2020 with management and Wolf & Company, P.C., the Company’s independent registered public accounting firm;

●	Discussed with Wolf & Company, P.C. the matters required to be discussed in accordance with Auditing Standard No. 16—Communications with Audit Committees; and

●	Received written disclosures and the letter from Wolf & Company, P.C. regarding its independence as required by applicable requirements of the Public Company Accounting Oversight Board regarding Wolf & Company, P.C. communications with the audit committee and the audit committee further discussed with Wolf & Company, P.C. their independence. The audit committee also considered the status of pending litigation, taxation matters and other areas of oversight relating to the financial reporting and audit process that the committee determined appropriate.

Based on the audit committee’s review of the audited financial statements and discussions with management and Wolf & Company, P.C., the audit committee recommended to the board that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for filing with the SEC.

Members of the GI Dynamics, Inc. Audit Committee

Mark Lerdal

Ginger Glaser

Joseph Virgilio

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as part of this Annual Report on Form 10-K

(1)	Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit No:	Description

3.1.1	Certificate of Incorporation of GI Dynamics, Inc. incorporated by reference to Exhibit 3.1 of GI Dynamics, Inc.’s registration statement on Form 10, filed with the SEC on April 30, 2014.

3.1.2	Certificate of Amendment to the Restated Certificate of Incorporation of GI Dynamics, Inc. incorporated by reference to Exhibit 3.1 of GI Dynamics, Inc.’s Current Report on Form 8-K, filed with the SEC on April 9, 2015.

3.1.3	Certificate of Amendment to the Restated Certificate of Incorporation of GI Dynamics, Inc. incorporated by reference to Exhibit 3.1.3 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2017.

3.1.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of GI Dynamics, Inc., incorporated by reference to Exhibit 3.1 of GI Dynamics, Inc.’s Current Report on Form 8-K, filed with the SEC on December 20, 2019.

3.2	Bylaws of GI Dynamics, Inc. incorporated by reference to Exhibit 3.2 of GI Dynamics, Inc.’s registration statement on Form 10, filed with the SEC on April 30, 2014.

4.1	Form of Warrant incorporated by reference to Exhibit 4.1 of GI Dynamics, Inc.’s registration statement on Form 10, filed with the SEC on April 30, 2014.

4.2	Warrant dated May 4, 2016, between GI Dynamics, Inc. and Danforth Advisors, LLC incorporated by reference to Exhibit 4.1 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2016.

4.3	Warrant dated May 30, 2018, between GI Dynamics, Inc. and Crystal Amber Fund Limited, incorporated by reference to Exhibit 10.3 of GI Dynamics, Inc.’s Current Report on Form 8-K, filed with the SEC on June 5, 2018.

4.4	Warrant to Purchase 78,984,823 CHESS Depositary Interests of GI Dynamics, Inc., dated June 30, 2019, between GI Dynamics, Inc. and Crystal Amber Fund Limited, incorporated by reference to Exhibit 10.5 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2019.

4.5	Warrant to Purchase up to 236,220,472 CHESS Depositary Interests of GI Dynamics, Inc., dated June 30, 2019, between GI Dynamics, Inc. and Crystal Amber Fund Limited, incorporated by reference to Exhibit 10.6 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2019.

4.6	Form of Warrant to Purchase up to 229,844,650 CHESS Depositary Interests of GI Dynamics, Inc., between GI Dynamics, Inc. and Crystal Amber Fund Limited, incorporated by reference to Exhibit 10.5 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2019.

4.7*	Description of Registrant’s Securities.

10.1†	2011 Employee, Director and Consultant Equity Incentive Plan incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Annual Report on Form 10-K, filed with the SEC on March 30, 2015.

10.2†	2003 Omnibus Stock Plan incorporated by reference to Exhibit 10.2 of GI Dynamics, Inc.’s registration statement on Form 10, filed with the SEC on April 30, 2014.

10.3	Form of Indemnification Agreement incorporated by reference to Exhibit 10.4 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2014.

10.4	Technology Transfer Agreement, dated May 27, 2003, between GI Dynamics, Inc. and Seedling Enterprises, LLC incorporated by reference to Exhibit 10.9 of GI Dynamics, Inc.’s registration statement on Form 10, filed with the SEC on June 13, 2014.

10.5†	Non-Employee Director Compensation Policy incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Current Report on Form 8-K, filed with the SEC on September 12, 2014.

10.6†	Letter of Employment, dated March 23, 2016, between GI Dynamics, Inc. and Scott Schorer incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Current Report on Form 8-K, filed with the SEC on March 24, 2016.

10.7†	Amended and Restated Offer Letter Agreement, dated September 19, 2019, by and between Scott Schorer and the Company, incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Current Report on Form 8-K, filed with the SEC on September 20, 2019.

Exhibit No:	Description
10.8	Lease Agreement, dated June 1, 2016, between GI Dynamics, Inc. and E F and C, LLC incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2016.

10.9	Note Purchase Agreement, dated June 15, 2017, by and between GI Dynamics, Inc. and Crystal Amber Fund Limited, as purchaser, incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2017.

10.10	First Amendment to Note Purchase Agreement, dated June 15, 2017, by and between GI Dynamics, Inc. and Crystal Amber Fund Limited, as purchaser, dated December 31, 2018, incorporated by reference to Exhibit 10.13 of GI Dynamics, Inc.’s Annual Report on Form 10-K filed with the SEC on March 13, 2019.

10.11	Second Amendment to Note Purchase Agreement, dated June 15, 2017, by and between GI Dynamics, Inc. and Crystal Amber Fund Limited, as purchaser, dated March 29, 2019, incorporated by reference to Exhibit 10.3 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 16, 2019.

10.12	Third Amendment to Note Purchase Agreement, dated June 15, 2017, between GI Dynamics, Inc. and Crystal Amber Fund Limited, as purchaser, dated April 30, 2019, incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2019.

10.13	Fourth Amendment to Note Purchase Agreement, dated June 15, 2017, between GI Dynamics, Inc. and Crystal Amber Fund Limited, as purchaser, dated June 30, 2019, incorporated by reference to Exhibit 10.7 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2019.

10.14	Fifth Amendment to Note Purchase Agreement, dated June 15, 2017, between GI Dynamics, Inc. and Crystal Amber Fund Limited, as purchaser, dated August 21, 2019, incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2019.

10.15	Senior Secured Convertible Promissory Note, dated June 15, 2017, by and between GI Dynamics, Inc., as payor, and Crystal Amber Fund Limited, as holder, incorporated by reference to Exhibit 10.2 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2017.

10.16	First Amendment to Senior Secured Convertible Promissory Note, dated June 15, 2017, by and between GI Dynamics, Inc., as payor, and Crystal Amber Fund Limited, as holder, dated December 31, 2018, incorporated by reference to Exhibit 10.15 of GI Dynamics, Inc.’s Annual Report on Form 10-K filed with the SEC on March 13, 2019.

10.17	Second Amendment to Senior Secured Convertible Promissory Note, dated June 15, 2017, by and between GI Dynamics, Inc., as payor, and Crystal Amber Fund Limited, as holder, dated March 29, 2019, incorporated by reference to Exhibit 10.4 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 16, 2019.

10.18	Third Amendment to Senior Secured Convertible Promissory Note, dated June 15, 2017, between GI Dynamics, Inc. and Crystal Amber Fund Limited, dated April 30, 2019, incorporated by reference to Exhibit 10.2 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2019.

10.19	Fourth Amendment to Senior Secured Convertible Promissory Note, dated June 15, 2017, by and between GI Dynamics, Inc. and Crystal Amber Fund Limited, dated June 30, 2019, incorporated by reference to Exhibit 10.8 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2019.

10.20	Fifth Amendment to Senior Secured Convertible Promissory Note, dated June 15, 2017, by and between GI Dynamics, Inc. and Crystal Amber Fund Limited, dated August 21, 2019, incorporated by reference to Exhibit 10.2 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2019.

10.21	Note and Warrant Purchase Agreement, dated May 30, 2018, between GI Dynamics, Inc. and Crystal Amber Fund Limited, incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Current Report on Form 8-K, filed with the SEC on June 5, 2018.

10.22	Senior Unsecured Convertible Promissory Note, dated May 30, 2018, issued by GI Dynamics, Inc. to Crystal Amber Fund Limited, incorporated by reference to Exhibit 10.2 of GI Dynamics, Inc.’s Current Report on Form 8-K, filed with the SEC on June 5, 2018.

10.23	Note and Warrant Purchase Agreement, dated March 15, 2019, between the Company and Crystal Amber Fund Limited, incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 16, 2019.

10.24	Senior Unsecured Convertible Promissory Note, dated March 15, 2019, issued by the Company to Crystal Amber Fund Limited, incorporated by reference to Exhibit 10.2 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 16, 2019.

10.25	Note and Warrant Purchase Agreement, dated May 8, 2019, between GI Dynamics, Inc. and Crystal Amber Fund Limited, as purchaser, incorporated by reference to Exhibit 10.3 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2019.

Exhibit No:	Description
10.26	Senior Unsecured Convertible Promissory Note, dated May 8, 2019, between GI Dynamics, Inc. and Crystal Amber Fund Limited, incorporated by reference to Exhibit 10.4 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2019.

10.27	Securities Purchase Agreement, dated August 21, 2019, between GI Dynamics, Inc. and Crystal Amber Fund Limited, as purchaser, incorporated by reference to Exhibit 10.3 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2019.

10.28	Senior Unsecured Convertible Promissory Note, dated August 21, 2019, between GI Dynamics, Inc. and Crystal Amber Fund Limited, incorporated by reference to Exhibit 10.4 of GI Dynamics, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2019.

10.29†	Offer Letter Agreement, dated September 19, 2019, by and between Charles Carter and the Company, incorporated by reference to Exhibit 10.2 of GI Dynamics, Inc.’s Current Report on Form 8-K, filed with the SEC on September 20, 2019.

10.30	Board Observer Agreement, dated as of November 18, 2019, between the Company and Crystal Amber Fund Limited, incorporated by reference to Exhibit 10.1 of GI Dynamics, Inc.’s Current Report on Form 8-K, filed with the SEC on November 19, 2019.

10.31†	Board Member Agreement by and between GI Dynamics, Inc. and Praveen Tyle, incorporated by reference to Exhibit 10.2 of GI Dynamics, Inc.’s Current Report on Form 8-K, filed with the SEC on March 3, 2020.

10.32‡	Membership Agreement, dated July 19, 2018, between GI Dynamics, Inc. and WeWork 745 Atlantic, LLC.

10.33‡	Membership Agreement, dated August 28, 2018, between GI Dynamics, Inc. and WeWork 745 Atlantic, LLC.

10.34‡	Membership Agreement, dated August 28, 2018, between GI Dynamics, Inc. and 77 Sleeper Street Tenant LLC.

10.35‡	Lease Agreement, dated April 22, 2019, between GI Dynamics, Inc. and Congress Plaza, LLC.

16.1	Letter, dated December 6, 2019, from MFA to the SEC, incorporated by reference to Exhibit 16.1 of GI Dynamics, Inc.’s Current Report on Form 8-K, filed with the SEC on December 6, 2019.

21.1	Subsidiaries of the Registrant incorporated by reference to Exhibit 21.1 of GI Dynamics, Inc.’s registration statement on Form 10, filed with the SEC on April 30, 2014.

23.1*	Consent of Wolf & Company, P.C.

31.1*	Certification of principal executive officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act

31.2*	Certification of principal financial officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act

31.3**	Certification of principal executive officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act

31.4**	Certification of principal financial officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act

32.1‡	Certification of principal executive officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.2‡	Certification of principal financial officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Database

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed as an exhibit to the 10-K, filed with the SEC on March 27, 2020.
**	Filed herewith
‡	Furnished as an exhibit to the 10-K, filed with the SEC on March 27, 2020.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

GI Dynamics, Inc.

Date: June 11, 2021	By:	/s/ Joseph Virgilio
	Name:	Joseph Virgilio
	Title:	President, Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH VIRGILIO	President, Chief Executive Officer and Director	June 11, 2021
Joseph Virgilio	(Principal Executive Officer)

/s/ CHARLES CARTER	Chief Financial Officer, Secretary	June 11, 2021
Charles Carter	(Principal Financial and Accounting Officer)

/s/ MARK LERDAL	Chairman and Director	June 11, 2021
Mark Lerdal

/s/ GINGER GLASER	Director	June 11, 2021
Ginger Glaser